Form 10-Q
period 1995-03-31
FIDUCIARY CAPITAL PENSION PARTNERS L P
filed 1995-05-15
CIK 841688

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

  /X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1995
                              -------------------------------

                                       OR

/  /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               ------------------   --------------------

Commission file number                  0-17738
                      --------------------------------------------------

                    Fiduciary Capital Pension Partners, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                    86-0653603
      -----------------------                          ------------------
      (State of organization)                          (I.R.S. Employer
                                                       Identification No.)

            410 17th Street
               Suite 400
           Denver, Colorado                                 80202
         ---------------------                            ----------
         (Address of principal                            (Zip Code)
          executive offices)

        Registrant's telephone number, including area code (800) 866-7607
                                                            -------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No   .
                                             ---    ---

                    Fiduciary Capital Pension Partners, L.P.
                      Quarterly Report on Form 10-Q for the
                          Quarter Ended March 31, 1995

                                Table of Contents



                                                                                                Page

  Part I.         FINANCIAL INFORMATION
                  Item 1.    Financial Statements (unaudited)                                       3

                             Schedule of Investments -
                             March 31, 1995                                                         3

                             Balance Sheets - March 31, 1995 and
                             December 31, 1994                                                      6

                             Statements of Operations for the three months
                             ended March 31, 1995 and 1994                                          7

                             Statements of Cash Flows for the three months
                             ended March 31, 1995 and 1994                                          8

                             Statements of Changes in Net Assets for the
                             three months ended March 31, 1995 and
                             for the year ended December 31, 1994                                   9

                             Selected Per Unit Data and Ratios                                      10

                             Notes to Financial Statements                                          11

                  Item 2.    Management's Discussion and Analysis
                             of Financial Condition and Results of
                             Operations                                                             13

  Part II.        OTHER INFORMATION

                             Item 1. Legal Proceedings                                              18

                             Item 6. Exhibits and Reports on Form 8-K                               18



                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                             SCHEDULE OF INVESTMENTS

                                 MARCH 31, 1995
                                   (unaudited)

- - - - - - ----------------------------------------------------------------------------------------------------------------
Principal
Amount/                                              Investment         Amortized                     % of Total
Shares              Investment                       Date                  Cost             Value    Investments
- - - - - - ----------------------------------------------------------------------------------------------------------------
MANAGED COMPANIES:

147,678 sh.         Carr-Gottstein Foods Co.,
                    Class B Common Stock(1)*         10/23/90            $ 738,394      $ 841,765
- - - - - - ----------------------------------------------------------------------------------------------------------------
                                                                           738,394        841,765        3.5
- - - - - - ----------------------------------------------------------------------------------------------------------------
340,951 sh.         Neodata Corporation,
                    Warrants to Purchase
                    Common Stock and
                    10.00% Class A Convertible
                    Preferred Stock - Series 2*      12/27/90               33,912              1
32,606.87 sh.       Neodata Corporation,
                    10.00% Class A Convertible
                    Preferred Stock - Series 2*      09/30/92              245,005              1
1,895.75 sh.        Neodata Corporation,
                    Common Stock*                     09/30/92                   1              1
- - - - - - ----------------------------------------------------------------------------------------------------------------
                                                                           278,918              3        0.0
- - - - - - ----------------------------------------------------------------------------------------------------------------
67,823 sh.          KEMET Corporation,               03/28/91 &
                    Common Stock(2)*                 07/11/91               48,075      2,408,140
- - - - - - ----------------------------------------------------------------------------------------------------------------
                                                                            48,075      2,408,140       10.0
- - - - - - ----------------------------------------------------------------------------------------------------------------
267.9 sh.           Huntington Holdings, Inc.,
                    Warrants to Purchase
                    Common Stock(3)*                 01/31/92               85,678        561,860
- - - - - - ----------------------------------------------------------------------------------------------------------------
                                                                            85,678        561,860        2.3
- - - - - - ----------------------------------------------------------------------------------------------------------------
62,606 sh.          Amity Leather Products Co.,
                    Warrants to Purchase Class B
                    Common Stock*                    07/30/92               85,909        758,067
22,608 sh.          Amity Leather Products Co.,
                    Class A Common Stock*            07/30/92              226,080        273,750
- - - - - - ----------------------------------------------------------------------------------------------------------------
                                                                           311,989      1,031,817        4.3
- - - - - - ----------------------------------------------------------------------------------------------------------------
$2,938,997          KB Alloys, Inc.,
                    20.00% Senior Subordinated
                    Term Notes due 6/30/01(4)        05/28/93            2,888,153      2,888,153
- - - - - - ----------------------------------------------------------------------------------------------------------------
                                                                         2,888,153      2,888,153       12.0
- - - - - - ----------------------------------------------------------------------------------------------------------------
$5,023,926          Elgin National Industries, Inc.,
                    13.00% Senior Subordinated
                    Notes due 9/01/01(5)             09/24/93            4,903,049      4,903,049
5,876.1 sh.         ENI Holding Corp.,
                    10.00% Preferred Stock
                    due 12/31/01                     09/24/93              587,610        676,731
403.81 sh.          ENI Holding Corp.,
                    Class B Common Stock*            09/24/93               40,381         40,381
421.6 sh.           ENI Holding Corp.,
                    Warrants to Purchase Class B
                    Common Stock*                    09/24/93               42,156         42,156
- - - - - - ----------------------------------------------------------------------------------------------------------------
                                                                         5,573,196      5,662,317       23.5
- - - - - - ----------------------------------------------------------------------------------------------------------------

             The accompanying notes to financial statements are an
                        integral part of this schedule.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                                 MARCH 31, 1995
                                   (unaudited)



- - - - - - --------------------------------------------------------------------------------------------------------------------
Principal
Amount/                                                Investment        Amortized                      % of Total
Shares              Investment                            Date             Cost             Value       Investments
- - - - - - --------------------------------------------------------------------------------------------------------------------
$917,000            Protection One Alarm
                    Monitoring, Inc., 12.00%
                    Senior Subordinated Notes
                    due 11/01/03                     11/03/93              844,031        844,031
15,405.6 sh.        Protection One, Inc.,
                    Warrants to Purchase
                    Common Stock(6)*                 11/03/93               82,420         78,954
- - - - - - --------------------------------------------------------------------------------------------------------------------
                                                                           926,451        922,985        3.8
- - - - - - --------------------------------------------------------------------------------------------------------------------
$2,396,000          LMC Operating Corp.,
                    13.00% Senior Secured
                    Subordinated Term Notes
                    due 5/31/99(7)                   06/10/94            2,261,702      2,261,702
16.054 sh.          LMC Operating Corp.,
                    Warrants to Purchase
                    Common Stock*                    06/10/94              107,820        107,820
15.973 sh.          LMC Credit Corp.,
                    Warrants to Purchase
                    Common Stock*                    06/10/94                    1              1
- - - - - - --------------------------------------------------------------------------------------------------------------------
                                                                         2,369,523      2,369,523        9.8
- - - - - - --------------------------------------------------------------------------------------------------------------------
34,996 sh.          MTI Holdings II, Inc.
                    Common Stock*                    07/06/94 &
                                                     12/28/94              237,627         31,496
- - - - - - --------------------------------------------------------------------------------------------------------------------
                                                                           237,627         31,496        0.1
- - - - - - --------------------------------------------------------------------------------------------------------------------
$2,392,000          Canadian's Corp.,
                    13.50% Subordinated              09/09/94 &
                    Notes due 9/01/02(8)             12/29/94            2,293,531      2,293,531
$291,000            Canadian's Holdings, Inc.,
                    12.00% Exchangeable
                    Redeemable Debentures            09/09/94 &
                    due 8/31/04(9)                   12/29/94              277,709        277,709
232,987 sh.         Canadian's Corp.,
                    Warrants to Purchase             09/09/94 &
                    Common Stock*                    12/29/94               34,171         34,171
- - - - - - --------------------------------------------------------------------------------------------------------------------
                                                                         2,605,411      2,605,411       10.8
- - - - - - --------------------------------------------------------------------------------------------------------------------
     Total Investments in Managed Companies (79.3% of net assets)       16,063,415     19,323,470       80.1
- - - - - - --------------------------------------------------------------------------------------------------------------------

TEMPORARY INVESTMENTS:

$2,400,000          Ford Motor Credit Corporation,
                    5.852% Notes due 4/13/95         03/31/95            2,395,344      2,395,344
$2,400,000          Wal-Mart Stores, Inc.,
                    5.913% Notes due 4/13/95         03/31/95            2,395,392      2,395,392
- - - - - - --------------------------------------------------------------------------------------------------------------------
     Total  Temporary Investments (19.7% of net assets)                  4,790,736      4,790,736       19.9
- - - - - - --------------------------------------------------------------------------------------------------------------------
     Total Investments (99.0% of net assets)                           $20,854,151    $24,114,206      100.0%
====================================================================================================================




             The accompanying notes to financial statements are an
                        integral part of this schedule.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                                 MARCH 31, 1995
                                   (unaudited)

(1) The Carr-Gottstein Foods Company common stock trades on the New York Stock Exchange. The Fund and Fiduciary Capital Partners, L.P. ("FCP") combined own a material percentage of the outstanding shares. To reflect the resultant lack of liquidity, the Fund valued the shares at a 5% discount to the public market price.
(2) The KEMET Corporation common stock trades on the NASDAQ National Market System. The Fund and FCP combined own a material percentage of the outstanding shares. To reflect the resultant lack of liquidity, the Fund valued the shares at a 5% discount to the public market price. (Note 6)
(3) Pursuant to the terms of the Fund's agreement with Huntington Holdings, Inc., under certain circumstances the number of shares issuable upon exercise of the warrants held by the Fund will increase periodically. The first such increase occurred on February 1, 1993 when the Fund received the right to an additional 29.6 shares.
(4) The notes will amortize in eight equal quarterly installments of $367,375 commencing on 6/30/99. The current payment of 7.0% of the interest may be deferred at the borrower's option. During any period in which the payment of interest is deferred, the interest rate on the notes increases from 20.00% to 21.00%.
(5) The notes will amortize in eight equal quarterly installments of $627,991 commencing on 11/30/99.
(6) The Protection One, Inc. common stock trades on the NASDAQ National Market System.
(7) The notes will amortize as follows: $30,017 on 9/01/97, $30,992 on 12/01/97, $32,000 on 3/01/98, $33,040 on 6/01/98, $34,114 on 9/01/98,
     $35,222 on 12/01/98, $36,367 on 3/01/99 and $2,164,248 on 5/31/99.
(8) The notes will amortize in twelve equal quarterly installments of $199,333 commencing on 12/01/99. The notes also bear contingent additional interest to be computed under a specified formula.
(9) The debentures are convertible into 119,262 shares of Canadian's Corp. common stock. The debentures also bear contingent additional interest to be computed under a specified formula.
*    Non-income producing security.

             The accompanying notes to financial statements are an
                         integral part of this schedule.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                                 BALANCE SHEETS

                      MARCH 31, 1995 AND DECEMBER 31, 1994
                                   (unaudited)




ASSETS:                                                                          1995              1994
                                                                                 ----              ----
  Investments (Note 6)
     Portfolio investments, at value:
        Managed companies (amortized cost -
          $16,063,415 and $16,052,631,
             respectively)                                                   $19,323,470        $19,274,598
     Temporary investments, at amortized cost                                  4,790,736          4,179,590
                                                                             -----------        -----------
        Total investments                                                     24,114,206         23,454,188
  Cash and cash equivalents                                                      130,725            173,095
  Accrued interest receivable                                                    609,738            521,794
  Other assets, including receivables
     from sale of investments                                                      9,003            544,921
                                                                             -----------        -----------

     Total assets                                                            $24,863,672        $24,693,998
                                                                             ===========        ===========

LIABILITIES:

  Payable to affiliates (Notes 2, 3 and 4)                                   $    29,213        $    44,384
  Accounts payable and accrued liabilities                                        41,101             33,542
  Prepaid interest income                                                         54,717             52,635
  Distributions payable to partners                                              393,030            589,545
                                                                             -----------        -----------
     Total liabilities                                                           518,061            720,106
                                                                             -----------        -----------

CONTINGENCIES (Note 5)

NET ASSETS:

  Managing General Partner                                                        19,833             16,116
  Limited Partners (equivalent to $18.76
     and $18.47, respectively, per limited
     partnership unit based on 1,296,999
     units outstanding)                                                       24,325,778         23,957,776
                                                                             -----------        -----------

        Net assets                                                            24,345,611         23,973,892
                                                                             -----------        -----------

          Total liabilities and net assets                                   $24,863,672        $24,693,998
                                                                             ===========        ===========






             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                   (unaudited)



                                                                              1995                 1994
                                                                              ----                 ----

INVESTMENT INCOME:
   Income:
     Interest                                                                $599,065              $570,703
                                                                              -------               -------

       Total investment income                                                599,065               570,703
                                                                              -------               -------

   Expenses:
     Investment advisory fees (Note 2)                                         49,757                62,552
     Fund administration fees (Note 3)                                         29,582                29,582
     Independent general partner fees
       and expenses (Note 4)                                                   16,024                15,287
     Administrative expenses (Note 3)                                          17,224                17,190
     Professional fees                                                         14,461                10,942
     Amortization                                                               2,625                 2,625
     Other expenses                                                             5,896                12,279
                                                                             --------              --------

       Total expenses                                                         135,569               150,457
                                                                              -------               -------

NET INVESTMENT INCOME                                                         463,496               420,246
                                                                              -------               -------

REALIZED AND UNREALIZED
   GAIN (LOSS) ON INVESTMENTS:

     Net realized gain on investments                                         263,165               496,463
     Net increase (decrease) in unrealized
        appreciation of investments                                            38,088                (8,980)
                                                                             --------             ---------

         Net gain on investments                                              301,253               487,483
                                                                              -------               -------

NET INCREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                                                 $764,749              $907,729
                                                                              =======               =======
















             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                   (unaudited)


                                                                                   1995               1994
                                                                                   ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net increase in net assets resulting from operations                            $764,749          $ 907,729
   Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
       Accreted discount on portfolio investments                                   (16,952)            (7,510)
       Amortization                                                                   2,625              2,625
       Change in assets and liabilities:
         Accrued interest receivable                                                (87,944)           (28,259)
         Other assets                                                                   841              1,629
         Payable to affiliates                                                      (14,225)             5,855
         Accounts payable and accrued liabilities                                     7,559             18,419
         Prepaid interest income                                                      2,082                  -
       Net realized gain on investments                                            (263,165)          (496,463)
       Net (increase) decrease  in unrealized appreciation
         of investments                                                             (38,088)             8,980
                                                                                    -------        -----------
           Net cash provided by operating activities                                357,482            413,005
                                                                                    -------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of portfolio investments                                                   (946)                 -
   Proceeds from dispositions of portfolio investments                              801,785          5,274,396
   (Purchase) sale of temporary investments, net                                   (611,146)        (4,963,686)
                                                                                    -------         ----------
      Net cash provided by investing activities                                     189,693            310,710
                                                                                    -------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Cash distributions paid to partners                                             (589,545)          (649,068)
                                                                                    --------         ---------
     Net cash used in financing activities                                         (589,545)          (649,068)
                                                                                    --------         ---------

NET (DECREASE) INCREASE  IN CASH
   AND CASH EQUIVALENTS                                                             (42,370)            74,647

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                              173,095            792,425
                                                                                    -------       ------------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                                   $130,725     $      867,072
                                                                                    =======       ============










             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                       STATEMENTS OF CHANGES IN NET ASSETS

                    FOR THE THREE MONTHS ENDED MARCH 31, 1995

                    AND FOR THE YEAR ENDED DECEMBER 31, 1994
                                   (unaudited)



                                                                         1995                  1994
                                                                         ----                  ----

Increase in net assets from operations:
   Net investment income                                             $     463,496           $ 1,758,135
   Net realized gain (loss) on investments                                 263,165            (2,089,653)
   Net increase in unrealized appreciation
      of investments                                                        38,088             3,594,544
                                                                     -------------           -----------
       Net increase in net assets resulting
         from operations                                                   764,749             3,263,026

Repurchase of limited partnership units                                          -            (2,402,951)

Distributions to partners from -
   Net investment income                                                  (393,030)           (1,758,135)
   Realized gain on investments                                                  -              (778,614)
                                                                     -------------          ------------

       Total increase (decrease) in net assets                             371,719            (1,676,674)

Net assets:

   Beginning of period                                                  23,973,892            25,650,566
                                                                        ----------            ----------

   End of period (includes net undistributed
     net investment income of $70,466
     and $0, respectively)                                             $24,345,611           $23,973,892
                                                                        ==========            ==========






             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                        SELECTED PER UNIT DATA AND RATIOS

               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                   (unaudited)



                                                                        1995                 1994
                                                                        ----                 ----
Per Unit Data:

   Investment income                                                 $   .46              $    .39
   Expenses                                                             (.10)                 (.10)
                                                                      ------                ------
     Net investment income                                               .36                   .29

   Net realized gain on investments                                      .20                   .35

   Net increase (decrease) in unrealized

     appreciation of investments                                         .03                  (.01)

   Distributions declared to partners                                   (.30)                 (.45)
                                                                      -------               ------

     Net increase in net asset value                                     .29                   .18

       Net asset value:

         Beginning of period                                           18.47                 17.96
                                                                       -----                 -----
         End of period                                                $18.76                $18.14
                                                                       =====                 =====

Ratios (annualized):
   Ratio of expenses to average net assets                              2.24%                 2.33%
   Ratio of net investment income to
     average net assets                                                 7.67%                 6.52%

Number of limited partnership units at end of period                1,296,999              1,427,950











             The accompanying notes to financial statements are an
            integral part of these selected per unit data and ratios.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1995
                                   (unaudited)

1.       GENERAL

         The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the Managing General Partner, necessary to fairly present the financial position of the Fund as of March 31, 1995 and the results of its operations, changes in net assets and its cash flows for the periods then ended.

         These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Fund's annual audited financial statements for the year ended December 31, 1994.

2.       INVESTMENT ADVISORY FEES

         As compensation for its services as investment adviser, FCM receives a subordinated monthly fee at the annual rate of 1% of the Fund's available capital, as defined in the Partnership Agreement. Investment advisory fees of $49,757 were paid by the Fund for the theee months ended March 31, 1995.

3.       FUND ADMINISTRATION FEES

         As compensation for its services as fund administrator, FCM receives a monthly fee at the annual rate of .45% of net proceeds available for investment, as defined in the Partnership Agreement. Fund administration fees of $29,582 were paid by the Fund for the three months ended March 31, 1995. FCM is also reimbursed, subject to various limitations, for administrative expenses incurred in providing accounting and investor services to the Fund. The Fund reimbursed FCM for administrative expenses of $17,224 for the three months ended March 31, 1995.

4.       INDEPENDENT GENERAL PARTNER FEES AND EXPENSES

         As compensation for services rendered to the Fund, each of the Independent General Partners receives from the Fund and FCP an annual fee of $30,000, payable monthly in arrears, together with all out-of-pocket expenses. Each Fund's allocation of these fees and expenses is based on the relative number of outstanding Units. Fees and expenses paid by the Fund for the three months ended March 31, 1995 totaled $16,024.

5.       CONTINGENCIES

         The Fund has been notified by PaineWebber Incorporated ("PaineWebber") that FCM, the Managing General Partner of the Fund, is a named defendant in a class action lawsuit brought in March 1995 against PaineWebber and a number of its affiliates. FCM believes that this litigation will be resolved without material adverse effect on the Fund's financial statements, taken as a whole.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                                 MARCH 31, 1995
                                   (unaudited)

6.       SUBSEQUENT EVENT

         On April 25, 1995, the Fund sold 5,426 shares of KEMET Corporation common stock. The Fund received $217,040 of sales proceeds, resulting in a realized gain of $213,194.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1995, the Fund held portfolio investments in eleven Managed Companies, with an aggregate cost of approximately $16.1 million. These portfolio investments, which were made from net offering proceeds and the reinvestment of proceeds from the sale of other portfolio investments, represent approximately 79.3% of the Fund's net assets. When acquired, these portfolio investments generally consisted of high-yield subordinated debt, linked with an equity participation or a comparable participation feature in middle market companies. These securities were typically issued in private placement transactions and were subject to certain restrictions on transfer or sale, thereby limiting their liquidity. A number of the portfolio companies have prepaid their subordinated debt that the Fund held. In addition, three of the portfolio companies have successfully completed initial public offerings ("IPOs") of their stock. The Fund continues to hold all of the equity components of its original investments, except for a portion of its KEMET Corporation ("KEMET") stock.

         As of March 31, 1995, the Fund's remaining assets were invested in short-term commercial paper. These funds are available for investment, for distribution to the partners or to fund the annual repurchase offer.

         The Fund received $269,333 of proceeds from the sale of 8,705 shares of KEMET common stock during the three months ended March 31, 1995. These sales proceeds were used by the Fund to fund a portion of the cost of a follow-on investment in Canadian's Corp., which was acquired on December 29, 1994.

         On April 25, 1995, the Fund received $217,040 of sales proceeds from the sale of 5,426 shares of KEMET common stock. The gain realized from this transaction has been reserved by the Managing General Partner to partially fund either the 1995 repurchase offer or any follow-on investments that the Fund may make in existing portfolio companies during 1995.

         The Fund expects to reinvest all available funds, including the principal amount of any future prepayments received, in additional portfolio investments. The Partnership Agreement provides that the Fund's investment period will end on December 31, 1995. Thereafter, the Fund will not be permitted to acquire investments in new portfolio companies, but will be able to make additional investments in existing portfolio companies.

         Pursuant to the terms of the Fund's periodic unit repurchase policy that was adopted by the Fund's Limited Partners during 1993, the Fund will annually offer to purchase from its Limited Partners up to 7.5% of its outstanding Units for an amount equal to the current net asset value per Unit, net of a fee (not to exceed 2%) to be retained by the Fund to offset expenses incurred in connection with the repurchase offer. If the number of tendered Units in any year exceeds 7.5% of the outstanding Units, the Fund's General Partners may vote to repurchase up to an additional 2% of the outstanding Units. The 1995 repurchase offer will be mailed to the Limited Partners during October 1995. The actual redemption of tendered Units will occur on November 21, 1995.

         Accrued interest receivable increased $87,944 from $521,794 at December 31, 1994 to $609,738 at March 31, 1995. This increase resulted primarily from a $58,780 increase in the deferred portion of the interest receivable from KB Alloys, Inc. ("KB Alloys") with respect to the Fund's investment in $2,938,997 principal amount of 20.00% Senior Subordinated Term Notes due June 30, 2001. KB Alloys is required to pay 13.00% interest currently, while the remaining 7.00% of the interest may be deferred at KBAlloys' option. During any period in which the payment of interest is deferred, the interest rate on the notes increases from 20.00% to 21.00%. To date, KB Alloys has elected to defer payment of the interest. At March 31, 1995, the cumulative amount of deferred interest totaled $440,605. The Fund's agreement with KB Alloys requires KB Alloys to pay all accumulated deferred interest in excess of $452,153 no later than August 28, 1998, and the amount of deferred interest cannot exceed $452,153 at any time thereafter. The amount of accrued interest receivable with respect to other portfolio investments also increased slightly during the three months ended March 31, 1995.

         Other assets decreased $535,918, from $544,921 at December 31, 1994 to $9,003 at March 31, 1995. The balance at December 31, 1994 included a $532,452 receivable from the sale of KEMET common stock during December 1994. This amount was received by the Fund during January 1995.

         The payable to affiliates decreased $15,171 from $44,384 at December 31, 1994 to $29,213 at March 31, 1995. FCM Fiduciary Capital Management Company ("FCM") pays expenses on behalf of the Fund and is then reimbursed on a monthly basis. The payable at March 31, 1995 decreased because the total expenses paid by FCM on behalf of the Fund during March 1995 were less than those paid during December 1994.

         Distributions payable to partners decreased $196,515, from $589,545 at December 31, 1994 to $393,030 at March 31, 1995. This decrease corresponds to the percentage decrease in the quarterly distribution rate from $.45 per Unit to $.30 per Unit (as discussed in the following paragraphs).

         During the three months ended March 31, 1995, the Fund paid a cash distribution pertaining to the fourth quarter of 1994 in the amount of $589,545. This quarterly distribution was equal to $.45 per Unit and represented an annualized rate equal to 9.0% of contributed capital.

         As discussed in previous reports, the quarterly distributions for 1995 will be paid at a reduced rate. The distribution for the first quarter of 1995 will be paid on May 12, 1995 in an amount equal to $.30 per Unit, or an annualized rate equal to 6.0% of contributed capital. This distribution consists entirely of net investment income earned during the three months ended March 31, 1995.

         It is currently expected that the remaining 1995 distributions will be made at the same 6.0% rate. In the past, the Fund has realized gains from its investments that have provided additional sources of cash for distributions. Although there can be no assurances, the Fund may realize similar gains in 1995 that could in turn result in a higher distribution rate for subsequent quarters. Gains can also be utilized to fund the annual repurchase offer or to fund any follow-on investments that the Fund may make in existing portfolio companies.

         The Fund's investment period will end on December 31, 1995. Although the Fund will be permitted to make additional investments in existing portfolio companies after 1995, the Fund will no longer be permitted to acquire investments in new portfolio companies. This will impact the amount of the Fund's quarterly distributions for 1996 and subsequent years because all proceeds from dispositions or maturities of investments after December 31, 1995 will be distributed to investors, except to the extent the cash is needed to fund the annual repurchase offer or to fund any follow-on investments that the Fund may make in existing portfolio companies.

         The Fund has been notified by PaineWebber Incorporated ("PaineWebber") that FCM, the Managing General Partner of the Fund, is a named defendant in a class action lawsuit brought in March 1995 against PaineWebber and a number of its affiliates. FCM believes that this litigation will be resolved without material adverse effect on the Fund's financial statements, taken as a whole.

RESULTS OF OPERATIONS

Investment Income and Expenses

         The Fund's net investment income was $463,496 for the three months ended March 31, 1995 as compared to net investment income of $420,246 for the corresponding period of the prior year. Net investment income per limited partnership unit increased from $.29 to $.36 and the ratio of net investment income to average net assets increased from 6.52% to 7.67% for the three months ended March 31, 1995 as compared to the corresponding period of the prior year.

         Net investment income for the three months ended March 31, 1995 increased as a result of a slight increase in investment income and a slight decrease in total expenses.

         Investment income increased $28,362, or 5.0%, for the three months ended March 31, 1995 as compared to the corresponding period of the prior year. This small increase was primarily the result of higher interest rates on the Fund's temporary investments and a slight increase in the aggregate amount that the Fund had invested in higher-yielding subordinated debt investments. The positive effect of these items was partially offset by a reduction in the amount of funds invested in temporary investments. This occurred as a result of the repurchase of Units by the Fund during the fourth quarter of 1994, which caused the Fund's total capital to decline by approximately 9.2%, and a slight increase in the amount invested in non-income producing equity investments.

         Total expenses decreased $14,888, or 9.9%, for the three months ended March 31, 1995 as compared to the corresponding period of the prior year. This decrease resulted primarily from a decrease in investment advisory fees and other expenses. The investment advisory fees decreased as a result of the repurchase of Units by the Fund during the fourth quarter of 1994 and the realization during July 1994 of the loss on the Fund's Mobile Technology, Inc. ("MTI") investment. Both the repurchase of Units and the realization of the MTI loss decreased the amount of the Fund's available capital (as defined in the Partnership Agreement), which is the base with respect to which the investment advisory fees are calculated. Other expenses decreased primarily as a result of a decrease in consulting fees. These decreases were partially offset by an increase in professional fees.

Net Realized Gain on Investments

         On February 28, 1995, the Fund sold 8,705 shares of KEMET common stock. The Fund received $269,333 of sales proceeds, resulting in a realized gain of $263,165.

Net Unrealized Appreciation of Investments

         FCM values the Fund's portfolio investments on a weekly basis utilizing a variety of methods. For securities that are publicly traded and for which market quotations are available, valuations are set by the closing sales, or an average of the closing bid and ask prices, as of the valuation date.

         Fair value for securities that are not traded in any liquid public markets or that are privately held are determined pursuant to valuation policies and procedures that have been approved by the Independent General Partners and subject to their supervision. There is a range of values that are reasonable for such investments at any particular time. Each such investment is valued initially based upon its original cost to the Fund ("cost method"). The cost method is used until significant developments affecting the portfolio company provide a basis for use of an appraisal valuation. Appraisal valuations are based upon such factors as the portfolio company's earnings, cash flow and net worth, the market prices for similar securities of comparable companies and an assessment of the portfolio company's future financial prospects. In a case of unsuccessful operations, the appraisal may be based upon liquidation value. Appraisal valuations are necessarily subjective. The Fund also may use, when available, third-party transactions in a portfolio company's securities as the basis of valuation ("private market method"). The private market method is used only with respect to completed transactions or firm offers made by sophisticated, independent investors.

         As of December 31, 1994, the Fund had recorded $3,629,064 of unrealized appreciation and $(407,097) of unrealized depreciation of investments. Therefore, as of December 31, 1994, the Fund had recorded a total net unrealized appreciation of investments of $3,221,967.

         The net increase in unrealized appreciation of investments during the three months ended March 31, 1995 and the cumulative net unrealized appreciation of investments as of March 31, 1995, consisted of the following components:




                                                      Unrealized Appreciation (Depreciation) Recorded

                                                          During the Three
                                                            Months Ended                     As of
          Portfolio Company                                March 31, 1995                 March 31, 1995
          -----------------                           ---------------------             ----------------
   Unrealized net appreciation recorded
     during prior periods with respect to
     investments disposed of during 1995                      $(236,754)                 $       --
   Carr-Gottstein                                               (70,147)                    103,371
   Neodata                                                     (268,395)                   (278,915)
   KEMET                                                        515,452                   2,360,065
   Huntington                                                        --                     476,182
   Amity                                                         72,307                     719,828
   Elgin / ENI                                                   15,014                      89,121
   Protection One                                                10,611                      (3,466)
   MTI                                                               --                    (206,131)
                                                              ---------                  ----------
                                                              $  38,088                  $3,260,055
                                                              =========                   =========



         The amount of the Fund's unrealized appreciation or depreciation for its other investments remains unchanged from the amounts, if any, recorded at December 31, 1994.

         Carr-Gottstein Foods Company completed an IPO of its common stock on July 1, 1993. The stock, which trades on the New York Stock Exchange, closed at $6.00 on March 31, 1995. This price is down from the closing price of $6.50 on December 31, 1994. Based on the $6.00 closing trading price of the common stock, the Fund's 147,678 shares of common stock would have a market value of $886,068. However, the Fund's valuation guidelines require the stock to be valued at a 5% discount to the public market price to reflect the potential market impact that could result from the sale of the material number of shares owned by the Funds.

         The Neodata Corporation ("Neodata") stock and warrants were written down at March 31, 1995. The Partnership has consistently valued this investment based upon a multiple of Neodata's cash flow. Because Neodata's long-term debt presently provides for the accrual, rather than current payment, of interest, the Company's debt has grown to a level which now exceeds the Partnership's valuation.

         KEMET completed an IPO of its common stock on October 21, 1992. The stock, which trades on the NASDAQ National Market System, closed at $37.375 (an average of the closing bid and ask prices) on March 31, 1995. This price is up from the closing prices of $29.375 on December 31, 1994. The Fund held 67,823 shares of KEMET common stock as of March 31, 1995. Based on the $37.375 closing trading price of the common stock, the Fund's stock would have a market value of $2,534,885. However, the Fund's valuation guidelines require the stock to be valued at a 5% discount to the public market price to reflect the potential market impact which could result from the sale of the material number of shares owned by the Funds.

         The Amity warrants and common stock were written up in value at March 31, 1995 to bring Amity's valuation more in line with the valuation of other comparable companies in its industry.

         The ENI Holding Corp. preferred stock is being written up in value quarterly to reflect the amount of the cumulative 10% preferential dividend that has accrued with respect to the preferred stock.

         Protection One, Inc. ("Protection One") completed an IPO of its common stock on September 29, 1994. The stock, which trades on the NASDAQ National Market System, closed at $5.125 (an average of the closing bid and ask prices) on March 31, 1995. The Fund holds warrants to acquire 15,405.6 shares of Protection One common stock at a nominal exercise price. Based on the $5.125 closing trading price of the common stock, the Fund's warrants had a market value of $78,954 as of March 31, 1995.

         FCM continually monitors both the Fund's portfolio companies and the markets, and continually evaluates the decision to hold or sell its traded securities.

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

         The Fund has been notified by PaineWebber Incorporated ("PaineWebber") that FCM, the Managing General Partner of the Fund, is a named defendant in a class action lawsuit brought in March 1995 against PaineWebber and a number of its affiliates related to its direct investment and partnership offerings. The lawsuit alleges, among other things, that PaineWebber and the other named defendants violated federal securities laws and the Racketeer Influenced and Corrupt Organizations Act ("RICO") and committed common law fraud by marketing real estate investment trusts and investment partnership interests using deceptive practices and false and misleading sales literature. While FCM has been advised by PaineWebber that it is a defendant in the lawsuit and PaineWebber has provided FCM with a copy of the complaint, as of the date of this report a complaint has not been served on FCM. The complaint was filed in United States District Court for the Southern District of New York.

         The Fund believes that the allegations in the lawsuit brought against FCM are without merit. While PaineWebber was the sales agent for the offering of the Fund's Units and Mezzanine Capital Corporation, a minority general partner of FCM and a defendant in the lawsuit ("MCC"), is an affiliate of PaineWebber, FCM is not controlled by PaineWebber. FCM is controlled by FCM Fiduciary Capital Corporation, a corporation unaffiliated with PaineWebber. FCM intends to vigorously pursue legal action to effect its removal as a defendant and to defend its position against the substantive claims alleged in the complaint in the event that it is unsuccessful in obtaining such removal.

         Pursuant to certain contractual arrangements between PaineWebber and FCM in connection with the original offering of the Units, under certain circumstances, the Partnership may be required to indemnify PaineWebber and its affiliates for costs and liabilities incurred in connection with this litigation. Pursuant to the Fund's Limited Partnership Agreement, the Fund may be required to indemnify FCM and its affiliates for cost and liabilities incurred in connection with this litigation.

         In any event, FCM believes that this litigation will be resolved without material adverse effect on the Fund's financial statements, taken as a whole.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits and Reports to be filed:

                  Exhibit No.       Description

                     11.1 Statement of Computation of Net Investment Income Per Limited Partnership Unit.

                     27             Financial Data Schedule

         (b) The Registrant did not file any reports on Form 8-K during the first quarter of the fiscal year ending December 31, 1995.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Fiduciary Capital Pension Partners, L.P.
                                (Registrant)

                                By: FCM Fiduciary Capital Management Company
                                    Managing General Partner

Date:  May 10, 1995             By:        /s/ Donald R. Jackson
                                           ---------------------
                                           Donald R. Jackson
                                           Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.     Description                                               Page

    11.1        Statement of Computation of Net Investment Income
                Per Limited Partnership Unit.

    27          Financial Data Schedule