Form 10-Q
period 1995-06-30
FIDUCIARY CAPITAL PENSION PARTNERS L P
filed 1995-08-08
CIK 841688

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________________

Commission file number 0-17738

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                   86-0653603
        (state of organization)                          (I.R.S. Employer
                                                       Identification No.)


          410 17TH STREET
             SUITE 400
          DENVER, COLORADO                                    80202
       (Address of principal                                (Zip Code)
         executive offices)


       Registrant's telephone number, including area code  (800) 866-7607


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES  X    No     .
                                 -----    -----

                    Fiduciary Capital Pension Partners, L.P.
                     Quarterly Report on Form 10-Q for the
                          Quarter Ended June 30, 1995



                               Table of Contents


                                                                                              Page
                                                                                              ----
  Part I.        FINANCIAL INFORMATION

                 Item 1.    Financial Statements (unaudited)                                    3

                            Schedule of Investments -
                            June 30, 1995                                                       3

                            Balance Sheets - June 30, 1995 and
                            December 31, 1994                                                   6

                            Statements of Operations for the three
                            months ended June 30, 1995 and 1994                                 7

                            Statements of Operations for the six
                            months ended June 30, 1995 and 1994                                 8

                            Statements of Cash Flows for the six
                            months ended June 30, 1995 and 1994                                 9

                            Statements of Changes in Net Assets for
                            the six months ended June 30, 1995 and
                            for the year ended December 31, 1994                                10

                            Selected Per Unit Data and Ratios                                   11

                            Notes to Financial Statements                                       12

                 Item 2.    Management's Discussion and Analysis
                            of Financial Condition and Results of
                            Operations                                                          14


  Part II.       OTHER INFORMATION

                 Item 1.   Legal Proceedings                                                    20

                 Item 6.   Exhibits and Reports on Form 8-K                                     20

                         Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            SCHEDULE OF INVESTMENTS

                                 JUNE 30, 1995
                                  (unaudited)

- ------------------------------------------------------------------------------------------------------------
Principal
Amount/                                           Investment         Amortized                    % of Total
Shares             Investment                      Date                Cost           Value      Investments
- ------------------------------------------------------------------------------------------------------------
MANAGED COMPANIES:

147,678 sh.        Carr-Gottstein Foods Co.,
                   Class B Common Stock(1)*        10/23/90          $  738,394     $  894,375
- ------------------------------------------------------------------------------------------------------------
                                                                        738,394        894,375        3.6%
- ------------------------------------------------------------------------------------------------------------
150,584.07 sh.     Neodata Corporation,
                   10.00% Class A Convertible      12/27/90 &
                   Preferred Stock - Series 2*     09/30/92             278,916              2
8,754.89 sh.       Neodata Corporation,            12/27/90 &
                   Common Stock*                   09/30/92                   1              1
- ------------------------------------------------------------------------------------------------------------
                                                                        278,917              3        0.0
- ------------------------------------------------------------------------------------------------------------
30,743 sh.         KEMET Corporation,
                   Common Stock(2)*                07/11/91              21,787      1,617,850
- ------------------------------------------------------------------------------------------------------------
                                                                         21,787      1,617,850        6.4
- ------------------------------------------------------------------------------------------------------------
267.9 sh.          Huntington Holdings, Inc.,
                   Warrants to Purchase
                   Common Stock(3)*                01/31/92              85,678        606,449
- ------------------------------------------------------------------------------------------------------------
                                                                         85,678        606,449        2.4
- ------------------------------------------------------------------------------------------------------------
62,606 sh.         Amity Leather Products Co.,
                   Warrants to Purchase Class B
                   Common Stock*                   07/30/92              85,909        758,067
22,608 sh.         Amity Leather Products Co.,
                   Class A Common Stock*           07/30/92             226,080        273,750
- ------------------------------------------------------------------------------------------------------------
                                                                        311,989      1,031,817        4.1
- ------------------------------------------------------------------------------------------------------------
$2,938,997         KB Alloys, Inc.,
                   20.00% Senior Subordinated
                   Term Notes due 6/30/01(4)       05/28/93           2,889,674      2,889,674
- ------------------------------------------------------------------------------------------------------------
                                                                      2,889,674      2,889,674       11.5
- ------------------------------------------------------------------------------------------------------------
$5,023,926         Elgin National Industries, Inc.,
                   13.00% Senior Subordinated
                   Notes due 9/01/01(5)            09/24/93           4,907,085      4,907,085
5,876.1 sh.        ENI Holding Corp.,
                   10.00% Preferred Stock
                   due 12/31/01                    09/24/93             587,610        691,421
403.81 sh.         ENI Holding Corp.,
                   Class B Common Stock*           09/24/93              40,381         40,381
421.6 sh.          ENI Holding Corp.,
                   Warrants to Purchase Class B
                   Common Stock*                   09/24/93              42,156         42,156
- ------------------------------------------------------------------------------------------------------------
                                                                      5,577,232      5,681,043       22.5
- ------------------------------------------------------------------------------------------------------------
15,405.6 sh.       Protection One, Inc.,
                   Warrants to Purchase
                   Common Stock(6)*                11/03/93              82,420         93,396
- ------------------------------------------------------------------------------------------------------------
                                                                         82,420         93,396        0.4
- ------------------------------------------------------------------------------------------------------------


             The accompanying notes to financial statements are an
                        integral part of this schedule.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                                 JUNE 30, 1995
                                  (unaudited)


- ------------------------------------------------------------------------------------------------------------
Principal
Amount/                                           Investment         Amortized                    % of Total
Shares             Investment                      Date                Cost           Value      Investments
- ------------------------------------------------------------------------------------------------------------
$2,396,000         LMC Operating Corp.,
                   13.00% Senior Secured
                   Subordinated Term Notes
                   due 5/31/99(7)                  06/10/94           2,268,861      2,268,861
16.054 sh.         LMC Operating Corp.,
                   Warrants to Purchase
                   Common Stock*                   06/10/94             107,820        107,820
15.973 sh.         LMC Credit Corp.,
                   Warrants to Purchase
                   Common Stock*                   06/10/94                   1              1
- ------------------------------------------------------------------------------------------------------------
                                                                      2,376,682      2,376,682        9.4
- ------------------------------------------------------------------------------------------------------------
34,996 sh.         MTI Holdings II, Inc.           07/06/94 &
                   Common Stock*                   12/28/94             237,627         31,496
- ------------------------------------------------------------------------------------------------------------
                                                                        237,627         31,496        0.1
- ------------------------------------------------------------------------------------------------------------
$2,396,000         Canadian's Corp.,
                   13.50% Subordinated             09/09/94 &
                   Notes due 9/01/02(8)            12/29/94           2,296,463      2,296,463
$291,000           Canadian's Holdings, Inc.,
                   12.00% Exchangeable
                   Redeemable Debentures           09/09/94 &
                   due 8/31/04(9)                  12/29/94             279,034        279,034
$130,000           Canadian's Corp.,
                   Promissory Notes
                   due 06/30/96(10)                05/08/95             117,911        117,911
232,987 sh.        Canadian's Corp.,
                   Warrants to Purchase            09/09/94 &
                   Common Stock*                   12/29/94              34,171         34,171
26,966 sh.         Canadian's Corp.,
                   Warrants to Purchase
                   Common Stock(11)*               05/08/95                 650            650
- ------------------------------------------------------------------------------------------------------------
                                                                      2,728,229      2,728,229       10.8
- ------------------------------------------------------------------------------------------------------------
$1,290,000         R.B.M. Precision Metal
                   Products, Inc., 13.00%
                   Senior Subordinated
                   Secured Notes due
                   5/24/02(12)                     05/24/95           1,191,743      1,191,743
439.694 sh.        R.B.M. Precision Metal
                   Products, Inc., Warrants
                   to Purchase Common
                   Stock*                          05/24/95              73,295         73,295
- ------------------------------------------------------------------------------------------------------------
                                                                      1,265,038      1,265,038        5.0
- ------------------------------------------------------------------------------------------------------------
    Total Investments in Managed Companies (75.3% of net assets)     16,593,667     19,216,052       76.2
- ------------------------------------------------------------------------------------------------------------





             The accompanying notes to financial statements are an
                        integral part of this schedule.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                                 JUNE 30, 1995
                                  (unaudited)


- ------------------------------------------------------------------------------------------------------------
Principal
Amount/                                           Investment         Amortized                    % of Total
Shares             Investment                      Date                Cost           Value      Investments
- ------------------------------------------------------------------------------------------------------------
TEMPORARY INVESTMENTS:
$2,218,000         Ford Motor Credit Corporation,
                   5.761% Notes due 7/13/95        06/29/95           2,213,808      2,213,808
$3,782,000         Philip Morris Companies, Inc.,
                   5.772% Notes due 7/13/95        06/29/95           3,774,839      3,774,839
- ------------------------------------------------------------------------------------------------------------
    Total  Temporary Investments (23.5% of net assets)                5,988,647      5,988,647      23.8
- ------------------------------------------------------------------------------------------------------------
    Total Investments (98.8% of net assets)                         $22,582,314    $25,204,699     100.0%
============================================================================================================

(1) The Carr-Gottstein Foods Company common stock trades on the New York Stock Exchange. The Fund and Fiduciary Capital Partners, L.P. ("FCP") combined own a material percentage of the outstanding shares. To reflect the resultant lack of liquidity, the Fund valued the shares at a 5% discount to the public market price.
(2) The KEMET Corporation common stock trades on the NASDAQ National Market System. (Note 6)
(3) Pursuant to the terms of the Fund's agreement with Huntington Holdings, Inc., under certain circumstances the number of shares issuable upon exercise of the warrants held by the Fund will increase periodically. The first such increase occurred on February 1, 1993 when the Fund received the right to an additional 29.6 shares.
(4) The notes will amortize in eight equal quarterly installments of $367,375 commencing on 6/30/99. The current payment of 7.0% of the interest may be deferred at the borrower's option. During any period in which the payment of interest is deferred, the interest rate on the notes increases from 20.00% to 21.00%.
(5) The notes will amortize in eight equal quarterly installments of $627,991 commencing on 11/30/99.
(6) The Protection One, Inc. common stock trades on the NASDAQ National Market System.
(7) The notes will amortize as follows: $30,017 on 9/01/97, $30,992 on 12/01/97, $32,000 on 3/01/98, $33,040 on 6/01/98, $34,114 on 9/01/98,
       $35,222 on 12/01/98, $36,367 on 3/01/99 and $2,164,248 on 5/31/99.
(8) The notes will amortize in twelve equal quarterly installments of $199,333 commencing on 12/01/99. The notes also bear contingent additional interest to be computed under a specified formula.
(9) The debentures are convertible into 119,262 shares of Canadian's Corp. common stock. The debentures also bear contingent additional interest to be computed under a specified formula.
(10)   The notes bear interest equal to the prime rate, plus 5%.
(11)   The warrants have an exercise price of $2.44 per share.
(12) The notes will amortize in three equal annual installments of $430,000 commencing on 5/24/00.
*      Non-income producing security.


             The accompanying notes to financial statements are an
                        integral part of this schedule.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                                 BALANCE SHEETS

                      JUNE 30, 1995 AND DECEMBER 31, 1994
                                  (unaudited)


                                                                             1995             1994
                                                                             ----             ----
ASSETS:
  Investments (Note 6)
    Portfolio investments, at value:
       Managed companies (amortized cost -
         $16,593,667 and $16,052,631,
            respectively)                                                 $19,216,052     $19,274,598
    Temporary investments, at amortized cost                                5,988,647       4,179,590
                                                                           ----------      ----------
       Total investments                                                   25,204,699      23,454,188
  Cash and cash equivalents                                                   125,367         173,095
  Accrued interest receivable                                                 647,713         521,794
  Other assets, including receivables
    from sale of investments                                                    5,084         544,921
                                                                           ----------      ----------
       Total assets                                                       $25,982,863     $24,693,998
                                                                           ==========      ==========

LIABILITIES:

  Payable to affiliates (Notes 2, 3 and 4)                                $    44,545     $    44,384
  Accounts payable and accrued liabilities                                     25,196          33,542
  Prepaid interest income                                                           -          52,635
  Distributions payable to partners                                           393,030         589,545
                                                                           ----------      ----------

    Total liabilities                                                         462,771         720,106
                                                                           ----------      ----------

CONTINGENCIES (Note 5)

NET ASSETS:

  Managing General Partner                                                     31,578          16,116
  Limited Partners (equivalent to $19.65
    and $18.47, respectively, per limited
    partnership unit based on 1,296,999
    units outstanding)                                                     25,488,514      23,957,776
                                                                           ----------      ----------

       Net assets                                                          25,520,092      23,973,892
                                                                           ----------      ----------

         Total liabilities and net assets                                 $25,982,863     $24,693,998
                                                                           ==========      ==========


             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (unaudited)


                                                                           1995               1994
                                                                           ----               ----
INVESTMENT INCOME:

  Income:
    Interest                                                            $  619,678          $558,999
                                                                         ---------           -------

      Total investment income                                              619,678           558,999
                                                                         ---------           -------

  Expenses:
    Investment advisory fees (Note 2)                                       49,756            63,009
    Fund administration fees (Note 3)                                       29,582            29,582
    Independent general partner fees
      and expenses (Note 4)                                                 11,964            12,280
    Administrative expenses (Note 3)                                        17,224            17,190
    Professional fees                                                       13,695            10,374
    Amortization                                                             2,625             2,625
    Other expenses                                                          10,340            12,961
                                                                         ---------           -------

      Total expenses                                                       135,186           148,021
                                                                         ---------           -------

NET INVESTMENT INCOME                                                      484,492           410,978
                                                                         ---------           -------

REALIZED AND UNREALIZED
  GAIN (LOSS) ON INVESTMENTS:

    Net realized gain on investments                                     1,720,694                 -
    Net decrease in unrealized appreciation
      of investments                                                      (637,675)          (49,443)
                                                                         ---------           -------

      Net gain (loss) on investments                                     1,083,019           (49,443)
                                                                         ---------           -------

NET INCREASE IN NET ASSETS
  RESULTING FROM OPERATIONS                                             $1,567,511          $361,535
                                                                         =========           =======


             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (unaudited)


                                                                           1995                1994
                                                                           ----                ----
INVESTMENT INCOME:

  Income:
    Interest                                                            $1,218,743          $1,129,702
                                                                         ---------           ---------

      Total investment income                                            1,218,743           1,129,702
                                                                         ---------           ---------

  Expenses:
    Investment advisory fees (Note 2)                                       99,513             125,561
    Fund administration fees (Note 3)                                       59,164              59,164
    Independent general partner fees
      and expenses (Note 4)                                                 27,988              27,567
    Administrative expenses (Note 3)                                        34,448              34,380
    Professional fees                                                       28,156              21,316
    Amortization                                                             5,250               5,250
    Other expenses                                                          16,236              25,240
                                                                         ---------           ---------

      Total expenses                                                       270,755             298,478
                                                                         ---------           ---------

NET INVESTMENT INCOME                                                      947,988             831,224
                                                                         ---------           ---------

REALIZED AND UNREALIZED
  GAIN (LOSS) ON INVESTMENTS:

    Net realized gain on investments                                     1,983,859             496,463
    Net decrease in unrealized appreciation
      of investments                                                      (599,587)            (58,423)
                                                                         ---------           ---------

      Net gain on investments                                            1,384,272             438,040
                                                                         ---------           ---------

NET INCREASE IN NET ASSETS
  RESULTING FROM OPERATIONS                                             $2,332,260          $1,269,264
                                                                         =========           =========


             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (unaudited)


                                                                                  1995                 1994
                                                                                  ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net increase in net assets resulting from operations                         $2,332,260           $1,269,264
  Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
      Accreted discount on portfolio investments                                  (37,254)             (15,741)
      Amortization                                                                  5,250                5,250
      Change in assets and liabilities:
         Accrued interest receivable                                             (125,919)             (77,237)
         Other assets                                                               2,135                3,101
         Payable to affiliates                                                      1,107               28,367
         Accounts payable and accrued liabilities                                  (8,346)              11,621
         Prepaid interest income                                                  (52,635)                   -
      Net realized gain on investments                                         (1,983,859)            (496,463)
      Net decrease in unrealized appreciation
         of investments                                                           599,587               58,423
                                                                               ----------           ----------
           Net cash provided by operating activities                              732,326              786,585
                                                                               ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of portfolio investments                                            (1,382,146)          (2,348,079)
  Proceeds from dispositions of portfolio investments                           3,393,724            5,274,396
  (Purchase) sale of temporary investments, net                                (1,809,057)          (2,365,989)
                                                                               ----------           ----------
    Net cash provided by investing activities                                     202,521              560,328
                                                                               ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Cash distributions paid to partners                                            (982,575)          (1,298,136)
                                                                               ----------           ----------
    Net cash used in financing activities                                        (982,575)          (1,298,136)
                                                                               ----------           ----------

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                                            (47,728)              48,777

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                             173,095              792,425
                                                                               ----------            ---------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                               $   125,367           $  841,202
                                                                               ==========            =========



             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                      STATEMENTS OF CHANGES IN NET ASSETS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1995

                    AND FOR THE YEAR ENDED DECEMBER 31, 1994
                                  (unaudited)



                                                                        1995                 1994
                                                                        ----                 ----
Increase in net assets from operations:
  Net investment income                                             $   947,988          $ 1,758,135
  Net realized gain (loss) on investments                             1,983,859           (2,089,653)
  Net (decrease) increase in unrealized
    appreciation of investments                                        (599,587)           3,594,544
                                                                     ----------           ----------
      Net increase in net assets resulting
         from operations                                              2,332,260            3,263,026

Repurchase of limited partnership units                                       -           (2,402,951)

Distributions to partners from -
  Net investment income                                                (786,060)          (1,758,135)
  Realized gain on investments                                                -             (778,614)
                                                                     ----------          -----------

      Total increase (decrease) in net assets                         1,546,200           (1,676,674)

Net assets:

  Beginning of period                                                23,973,892           25,650,566
                                                                     ----------           ----------

  End of period (includes net undistributed
    net investment income of $161,928
    and $0, respectively)                                           $25,520,092          $23,973,892
                                                                     ==========           ==========





             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                       SELECTED PER UNIT DATA AND RATIOS

                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (unaudited)


                                                         For the Three Months               For the Six Months
                                                            Ended June 30,                     Ended June 30,
                                                         --------------------               ------------------
                                                          1995          1994                1995          1994
                                                          ----          ----                ----          ----
Per Unit Data:

  Investment income                                     $   .47        $  .38              $  .93        $  .78
  Expenses                                                 (.10)         (.10)               (.21)         (.20)
                                                         ------         -----               -----         -----
    Net investment income                                   .37           .28                 .72           .58

  Net realized gain on investments                        1 .31             -                1.52           .34

  Net decrease in unrealized appreciation
     of investments                                        (.49)         (.03)               (.46)         (.04)

  Distributions declared to partners                       (.30)         (.45)               (.60)         (.90)
                                                         ------         -----               -----         -----

    Net increase (decrease) in net asset value              .89          (.20)               1.18          (.02)

      Net asset value:
         Beginning of period                              18.76         18.14               18.47         17.96
                                                          -----         -----               -----         -----
         End of period                                   $19.65        $17.94              $19.65        $17.94
                                                         ======         =====               =====         =====

Ratios (annualized):
  Ratio of expenses to average net assets                  2.17%         2.30%               2.20%         2.32%
  Ratio of net investment income to
    average net assets                                     7.77%         6.38%               7.70%         6.46%

Number of limited partnership units at
  end of period                                       1,296,999     1,427,950           1,296,999     1,427,950


             The accompanying notes to financial statements are an integral part of these selected per unit data and ratios.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1995
                                  (unaudited)

1.       GENERAL

         The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the Managing General Partner, necessary to fairly present the financial position of the Fund as of June 30, 1995 and the results of its operations, changes in net assets and its cash flows for the periods then ended.

         These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Fund's annual audited financial statements for the year ended December 31, 1994.


2.       INVESTMENT ADVISORY FEES

         As compensation for its services as investment adviser, FCM Fiduciary Capital Management Company ("FCM") receives a subordinated monthly fee at the annual rate of 1% of the Fund's available capital, as defined in the Partnership Agreement. Investment advisory fees of $99,513 were paid by the Fund for the six months ended June 30, 1995.


3.       FUND ADMINISTRATION FEES

         As compensation for its services as fund administrator, FCM receives a monthly fee at the annual rate of .45% of net proceeds available for investment, as defined in the Partnership Agreement. Fund administration fees of $59,164 were paid by the Fund for the six months ended June 30, 1995. FCM is also reimbursed, subject to various limitations, for administrative expenses incurred in providing accounting and investor services to the Fund. The Fund reimbursed FCM for administrative expenses of $34,448 for the six months ended June 30, 1995.


4.       INDEPENDENT GENERAL PARTNER FEES AND EXPENSES

         As compensation for services rendered to the Fund, each of the Independent General Partners receives from the Fund and FCP an annual fee of $30,000, payable monthly in arrears, together with all out-of-pocket expenses. Each Fund's allocation of these fees and expenses is based on the relative number of outstanding Units. Fees and expenses paid by the Fund for the six months ended June 30, 1995 totaled $27,988.


5.       CONTINGENCIES

         FCM, the Managing General Partner of the Fund, had been named as a defendant in a class action lawsuit brought in March 1995 against PaineWebber Incorporated and a number of its affiliates. During May 1995, the Court entered an order certifying the class and dismissing the class action against FCM without prejudice. FCM believes that this litigation will be resolved without any material adverse effect on the Fund's financial condition.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                                 JUNE 30, 1995
                                  (unaudited)



6.       SUBSEQUENT EVENT

         On July 25, 1995, the Fund sold 7,913 shares of KEMET Corporation common stock. The Fund received $533,924 of sales proceeds, resulting in a realized gain of $528,316.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES


         As of June 30, 1995, the Fund held portfolio investments in twelve Managed Companies, with an aggregate cost of approximately $16.6 million. These portfolio investments, which were made from net offering proceeds and the reinvestment of proceeds from the sale of other portfolio investments, represent approximately 75.3% of the Fund's net assets. When acquired, these portfolio investments generally consisted of high-yield subordinated debt, linked with an equity participation or a comparable participation feature in middle market companies. These securities were typically issued in private placement transactions and were subject to certain restrictions on transfer or sale, thereby limiting their liquidity. A number of the portfolio companies have prepaid their subordinated debt that the Fund held. In addition, three of the portfolio companies have successfully completed initial public offerings ("IPOs") of their stock. The Fund continues to hold all of the equity components of its original investments, except for a substantial portion of its KEMET Corporation ("KEMET") stock.

         As of June 30, 1995, the Fund's remaining assets were invested in short-term commercial paper. These funds are available for investment, for distribution to the partners or to fund the annual repurchase offer.

         The Fund sold a portion of its KEMET common stock during the six months ended June 30, 1995. In addition, the Fund's subordinated debt investment in Protection One was prepaid during the six months ended June 30, 1995. In the aggregate, the Fund received $2,861,272 of proceeds, including applicable prepayment premiums, from these transactions.

         On July 25, 1995, the Fund received $533,924 of sales proceeds from the sale of 7,913 shares of KEMET common stock.

         A portion of the proceeds representing gains from these transactions were used by the Fund to fund a portion of the cost of the follow-on investments in Canadian's Corp., which were acquired on December 29, 1994 and May 8, 1995 (see following discussion). The remaining portion of the gains from these transactions have been reserved by the Managing General Partner to partially fund either the 1995 repurchase offer or any additional follow-on investments that the Fund may make in existing portfolio companies during 1995.

         On May 8, 1995, the Fund made a follow-on investment in Canadian's Corp. at a cost of $117,000. The investment consists of $130,000 of floating rate Promissory Notes, with warrants to acquire common stock.

         One May 24, 1995, the Fund acquired a new portfolio investment in R.B.M. Precision Metal Products, Inc. ("RBM") at a cost of approximately $1.26 million. The investment consists of $1,290,000 of 13.00% Senior Subordinated Secured Notes due May 24, 2002, with warrants to acquire common stock.

         The Fund expects to reinvest all available funds, including the principal amount of any future prepayments received, in additional portfolio investments. The Partnership Agreement provides that the Fund's investment period will end on December 31, 1995. Although the Fund is permitted to make additional investments in existing portfolio companies after 1995, the Fund will no longer be permitted to acquire investments in new portfolio companies.

         Pursuant to the terms of the Fund's periodic unit repurchase policy that was adopted by the Fund's Limited Partners during 1993, the Fund will annually offer to purchase from its Limited Partners up to 7.5% of its outstanding Units for an amount equal to the current net asset value per Unit, net of a fee (not to exceed 2%) to be retained by the Fund to offset expenses incurred in connection with the repurchase offer. If the number of tendered Units in any year exceeds 7.5% of the outstanding Units, the Fund's GeneralPartners may vote to repurchase up to an additional 2% of the outstanding Units. The 1995 repurchase offer will be mailed to the Limited Partners during October 1995. The actual redemption of tendered Units will occur on November 21, 1995.

         Accrued interest receivable increased $125,919 from $521,794 at December 31, 1994 to $647,713 at June 30, 1995. This increase resulted primarily from a $118,213 increase in the deferred portion of the interest receivable from KB Alloys, Inc. ("KB Alloys") with respect to the Fund's investment in $2,938,997 principal amount of 20.00% Senior Subordinated Term Notes due June 30, 2001. KB Alloys is required to pay 13.00% interest currently, while the remaining 7.00% of the interest may be deferred at KB Alloys' option. During any period in which the payment of interest is deferred, the interest rate on the notes increases from 20.00% to 21.00%. To date, KB Alloys has elected to defer payment of the interest. At June 30, 1995, the cumulative amount of deferred interest totaled $500,038. The Fund's agreement with KB Alloys requires KB Alloys to pay all accumulated deferred interest in excess of $452,153 no later than August 28, 1998, and the amount of deferred interest cannot exceed $452,153 at any time thereafter. The amount of accrued interest receivable with respect to other portfolio investments also increased slightly during the six months ended June 30, 1995.

         Other assets decreased $539,837, from $544,921 at December 31, 1994 to $5,084 at June 30, 1995. The balance at December 31, 1994 included a $532,452 receivable from the sale of KEMET common stock during December 1994. This amount was received by the Fund during January 1995.

         Prepaid interest income decreased from $52,635 at December 31, 1994 to zero at June 30, 1995. This prepaid interest income was related to the Canadian's 13.50% Subordinated Notes, which required interest to be paid quarterly, in advance, to the Fund. Effective June 1, 1995, the notes were amended to provide for the interest to be paid monthly, in advance, on the first day of each month.

         Distributions payable to partners decreased $196,515, from $589,545 at December 31, 1994 to $393,030 at June 30, 1995. This decrease corresponds to the percentage decrease in the quarterly distribution rate from $.45 per Unit to $.30 per Unit (as discussed in the following paragraphs).

         During the six months ended June 30, 1995, the Fund paid cash distributions pertaining to the fourth quarter of 1994 and the first quarter of 1995, in the amounts of $589,545 and $393,030, respectively. These quarterly distributions were equal to $.45 and $.30 per Unit, respectively, and represented an annualized rate equal to 9.0% and 6.0%, respectively, of contributed capital.

         As discussed in previous reports, the quarterly distributions for 1995 are being paid at a reduced rate. The distribution for the second quarter of 1995 will be paid on August 14, 1995 in an amount equal to $.30 per Unit, or an annualized rate equal to 6.0% of contributed capital. This distribution consists entirely of net investment income earned during the three months ended June 30, 1995.

         It is expected that the remaining 1995 distributions will be made at the same 6.0% rate. In the past, the Fund realized gains from its investments that provided additional sources of cash for distributions. Although there can be no assurances, the Fund may realize similar gains in 1995 that could in turn result in a higher distribution rate for subsequent quarters. Gains can also be utilized to fund the annual repurchase offer or to fund any follow-on investments that the Fund may make in existing portfolio companies.

         The Fund's investment period will end on December 31, 1995. Although the Fund is permitted to make additional investments in existing portfolio companies after 1995, the Fund will no longer be permitted to acquire investments in new portfolio companies. This will impact the amount of the Fund's quarterly distributions for 1996 and subsequent years because all proceeds from dispositions or maturities of investments after December 31, 1995 will be distributed to investors, except to the extent the cash is needed to fund the annual repurchase offer or to fund any follow-on investments that the Fund may make in existing portfolio companies.

         FCM, the Managing General Partner of the Fund, had been named as a defendant in a class action lawsuit brought in March 1995 against PaineWebber Incorporated and a number of its affiliates. During May 1995, the Court entered an order certifying the class and dismissing the class action against FCM without prejudice. FCM believes that this litigation will be resolved without any material adverse effect on the Fund's financial condition.


RESULTS OF OPERATIONS


Investment Income and Expenses

         The Fund's net investment income was $484,492 for the three months ended June 30, 1995 as compared to net investment income of $410,978 for the corresponding period of the prior year. Net investment income per limited partnership unit increased from $.28 to $.37 and the ratio of net investment income to average net assets increased from 6.38% to 7.77% for the three months ended June 30, 1995 as compared to the corresponding period of the prior year.

         The Fund's net investment income was $947,988 for the six months ended June 30, 1995 as compared to net investment income of $831,224 for the corresponding period of the prior year. Net investment income per limited partnership unit increased from $.58 to $.72 and the ratio of net investment income to average net assets increased from 6.46% to 7.70% for the six months ended June 30, 1995 as compared to the corresponding period of the prior year.

         Net investment income for both the three and six month periods ended June 30, 1995 increased as a result of slight increases in investment income and slight decreases in total expenses.

         Investment income increased $60,679 and $89,041, or 10.9% and 7.9%, for the three and six month periods ended June 30, 1995, respectively, as compared to the corresponding periods of the prior year. These increases were primarily the result of higher interest rates on the Fund's temporary investments and to a lesser extent on the Fund's higher-yielding subordinated debt investments. The positive effect of the higher interest rates was partially offset by a decrease in the amount of the Fund's average net assets.

         The Fund had average net assets of approximately $24.6 million during the six months ended June 30, 1995 as compared to approximately $25.7 million during the corresponding period of the prior year. This 4.5% decrease in average net assets occurredprimarily as a result of the Fund's repurchase of 9.17% of its Units during the fourth quarter of 1994. The negative effect of the repurchase of Units was partially offset by gains achieved with respect to the Fund's investments (primarily the KEMET common stock).

         Total expenses decreased $12,835 and $27,723, or 8.7% and 9.3%, for the three and six month periods ended June 30, 1995, respectively, as compared to the corresponding periods of the prior year. These decreases resulted primarily from decreases in investment advisory fees and other expenses. The investment advisory fees decreased as a result of the repurchase of Units by the Fund during the fourth quarter of 1994 and the realization during July 1994 of the loss on the Fund's Mobile Technology, Inc. ("MTI") investment. Both the repurchase of Units and the realization of the MTI loss decreased the amount of the Fund's available capital(as defined in the Partnership Agreement), which is the base with respect to which the investment advisory fees are calculated. Other expenses decreased primarily as a result of a decrease in consulting fees. These decreases were partially offset by an increase in professional fees.



Net Realized Gain on Investments

         On February 28, 1995, the Fund sold 8,705 shares of KEMET common stock. The Fund received $269,333 of sales proceeds, resulting in a realized gain of $263,165.

         During April and May 1995, the Fund sold an additional 37,080 shares of KEMET common stock. The Fund received $1,629,089 of sales proceeds, resulting in realized gain of $1,602,802.

         On May 17, 1995, Protection One prepaid its $917,000 of 12.00% Senior Subordinated Notes that were carried by the Fund at an amortized cost of $844,958. The Fund received $962,850 of proceeds, including a prepayment premium, resulting in a realized gain of $117,892.

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

         The net increase in unrealized appreciation of investments during the three and six month periods ended June 30, 1995 and the cumulative net unrealized appreciation of investments as of June 30, 1995, consisted of the following components:

                                                    Unrealized Appreciation (Depreciation) Recorded
                                                    -----------------------------------------------

                                               During the Three       During the Six
                                                  Months Ended         Months Ended            As of
         Portfolio Company                       June 30, 1995         June 30, 1995       June 30, 1995
         -----------------                     ----------------       --------------       -------------

Unrealized net appreciation recorded
    during prior periods with respect to
    investments disposed of during
    the period                                   $(1,290,292)          $(1,245,240)         $        -
Carr-Gottstein                                        52,610               (17,537)            155,981
Neodata                                                    -              (268,395)           (278,914)
KEMET                                                526,286               759,932           1,596,063
Huntington                                            44,589                44,589             520,771
Amity                                                      -                72,307             719,828
Elgin / ENI                                           14,690                29,704             103,811
Protection One                                        14,442                25,053              10,976
MTI                                                        -                     -            (206,131)
                                                  ----------            ----------           ---------
                                                 $  (637,675)           $  (599,587)         $2,622,385
                                                  ==========             ==========           =========


         Carr-Gottstein Foods Company completed an IPO of its common stock on July 1, 1993. The stock, which trades on the New York Stock Exchange, closed at $6.375 on June 30, 1995. This price compares to closing prices of $6.50 on December 31, 1994 and $6.00 on March 31, 1995. Based on the $6.375 closing trading price of the common stock, the Fund's 147,678 shares of common stock would have a market value of $941,447. However, the Fund's valuation guidelines require the stock to be valued at a 5% discount to the public market price to reflect the potential market impact that could result from the sale of the material number of shares owned by the Funds.

         The Neodata Corporation ("Neodata") stock was written down at March 31, 1995. The Partnership has consistently valued this investment based upon a multiple of Neodata's cash flow. Because Neodata's long-term debt presently provides for the accrual, rather than current payment, of interest, the Company's debt has grown to a level which now exceeds the Partnership's valuation.

         KEMET completed an IPO of its common stock on October 21, 1992. The stock, which trades on the NASDAQ National Market System, closed at $52.625 (an average of the closing bid and ask prices) on June 30, 1995. This price is up from the closing prices of $29.375 on December 31, 1994 and $37.375 on March 31, 1995. The Fund held 30,743 shares of KEMET common stock at June 30, 1995. Based on the $52.625 closing trading price of the common stock, the Fund's stock had a market value of $1,617,850 at June 30, 1995.

         During June 1995, the Fund received an unsolicited offer from a third party to purchase the Huntington Holdings, Inc. ("Huntington") warrants which are held by the Fund. Although the Fund decided not to sell the warrants, the warrants were written up in value at June 30, 1995 based upon the offer price.

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

         Protection One, Inc. ("Protection One") completed an IPO of its common stock on September 29, 1994. The stock, which trades on the NASDAQ National Market System, closed at $6.0625 (an average of the closing bid and ask prices) on March 31, 1995. This price compares to closing prices of $4.875 on December 31, 1994 and $5.125 on March 31, 1995. The Fund holds warrants to acquire 15,405.6 shares of Protection One common stock at a nominal exercise price. Based on the $6.0625 closing trading price of the common stock, the Fund's warrants had a market value of $93,396 at June 30, 1995.

         FCM continually monitors both the Fund's portfolio companies and the markets, and continually evaluates the decision to hold or sell its traded securities.

                          Part II.  OTHER INFORMATION


Item 1.  Legal Proceedings

         As previously reported, FCM, the Managing General Partner of the Fund, had been named as a defendant in a class action lawsuit against PaineWebber Incorporated ("PaineWebber") and a number of its affiliates relating to PaineWebber's direct investment offerings, including the offering of the Units. Plaintiffs in the lawsuit allege, among other things, that the defendants violated federal securities laws and committed common law fraud in the marketing of direct investments.

         On May 30, 1995, the United States District Court for the Southern District of New York entered an order certifying the class and dismissing the class action against FCM without prejudice. PaineWebber and Mezzanine Capital Corporation, a minority general partner of FCM and an affiliate of PaineWebber, remain as defendants.

         The Fund was not named as a defendant in the lawsuit; however, pursuant to certain contractual arrangements between FCM and PaineWebber in connection with the offering of the Units, the Fund may be required to indemnify PaineWebber and its affiliates for their costs and liability in connection with any class action claims relating to the Fund. FCM believes that the Fund's exposure in respect of the indemnity will not have any material adverse effect on the Fund's financial condition.


Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits and Reports to be filed:


                 Exhibit No.      Description
                 -----------      -----------

                 11.1 Statement of Computation of Net Investment Income Per Limited Partnership Unit.

                 19.1             Reports Furnished to Securities Holders

                 27               Financial Data Schedule

         (b) The Registrant did not file any reports on Form 8-K during the second quarter of the fiscal year ending December 31, 1995.

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

                                    Fiduciary Capital Pension Partners, L.P.
                                    (Registrant)


                                    By: FCM Fiduciary Capital Management Company
                                        Managing General Partner


Date:  August 8, 1995               By:  /s/ Donald R. Jackson
                                        ------------------------
                                         Donald R. Jackson
                                         Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.               Description                                                      Page
- -----------               -----------                                                      ----
         11.1             Statement of Computation of Net Investment Income Per
                          Limited Partnership Unit.

         19.1             Reports Furnished to Securities Holders.

         27               Financial Data Schedule