Form 10-Q
period 1995-09-30
FIDUCIARY CAPITAL PENSION PARTNERS L P
filed 1995-11-14
CIK 841688

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1995
                              ------------------------------------------------

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                ----------------------    --------------------

Commission file number                     0-17738
                      --------------------------------------------------------


                  Fiduciary Capital Pension Partners, L.P.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                Delaware                                  86-0653603
      -----------------------------              -------------------------
         (State of organization)                      (I.R.S. Employer
                                                      Identification No.)



             410 17th Street
                Suite 400
            Denver, Colorado                                 80202
            ----------------                             -------------
          (Address of principal                            (Zip Code)
           executive offices)


       Registrant's telephone number, including area code  (800) 866-7607
                                                         ----------------



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

                    Fiduciary Capital Pension Partners, L.P.
                     Quarterly Report on Form 10-Q for the
                        Quarter Ended September 30, 1995



                               Table of Contents




      Part I.        FINANCIAL INFORMATION                                                         Page

                     Item 1.    Financial Statements (unaudited)                                    3

                                Schedule of Investments -
                                September 30, 1995                                                  3

                                Balance Sheets - September 30, 1995 and
                                December 31, 1994                                                   6

                                Statements of Operations for the three months
                                ended September 30, 1995 and 1994                                   7

                                Statements of Operations for the nine months
                                ended September 30, 1995 and 1994                                   8

                                Statements of Cash Flows for the nine months
                                ended September 30, 1995 and 1994                                   9

                                Statements of Changes in Net Assets for the
                                nine months ended September 30, 1995 and
                                for the year ended December 31, 1994                                10

                                Selected Per Unit Data and Ratios                                   11

                                Notes to Financial Statements                                       12

                     Item 2.   Management's Discussion and Analysis
                               of Financial Condition and Results of
                               Operations                                                           14


      Part II.       OTHER INFORMATION

                     Item 1.   Legal Proceedings                                                    21

                     Item 6.   Exhibits and Reports on Form 8-K                                     21

                         Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            SCHEDULE OF INVESTMENTS

                               SEPTEMBER 30, 1995
                                  (unaudited)

------------------------------------------------------------------------------------------------------------------------------------
Principal
Amount/                                               Investment         Amortized                    % of Total
Shares                 Investment                         Date             Cost            Value      Investments
------------------------------------------------------------------------------------------------------------------------------------
MANAGED COMPANIES:
147,678 sh.            Carr-Gottstein Foods Co.,
                       Class B Common Stock(1)*        10/23/90           $ 738,394      $ 841,765
------------------------------------------------------------------------------------------------------------------------------------
                                                                            738,394        841,765       3.3%
------------------------------------------------------------------------------------------------------------------------------------
150,584.07 sh.         Neodata Corporation,
                       10.00% Class A Convertible      12/27/90 &
                       Preferred Stock - Series 2*     09/30/92             278,916              2
8,754.89 sh.           Neodata Corporation,            12/27/90 &
                       Common Stock*                   09/30/92                   1              1
------------------------------------------------------------------------------------------------------------------------------------
                                                                            278,917              3       0.0
------------------------------------------------------------------------------------------------------------------------------------
45,660 sh.             KEMET Corporation,
                       Common Stock(2)*                07/11/91              16,180      1,558,148
------------------------------------------------------------------------------------------------------------------------------------
                                                                             16,180      1,558,148       6.1
------------------------------------------------------------------------------------------------------------------------------------
295.6 sh.              Huntington Holdings, Inc.,
                       Warrants to Purchase
                       Common Stock(3)*                01/31/92              85,678        669,145
------------------------------------------------------------------------------------------------------------------------------------
                                                                             85,678        669,145       2.6
------------------------------------------------------------------------------------------------------------------------------------
62,606 sh.             Amity Leather Products Co.,
                       Warrants to Purchase Class B
                       Common Stock*                   07/30/92              85,909        758,067
22,608 sh.             Amity Leather Products Co.,
                       Class A Common Stock*           07/30/92             226,080        273,750
------------------------------------------------------------------------------------------------------------------------------------
                                                                            311,989      1,031,817       4.1
------------------------------------------------------------------------------------------------------------------------------------
$2,938,997             KB Alloys, Inc.,
                       20.00% Senior Subordinated
                       Term Notes due 6/30/01(4)       05/28/93           2,891,274      2,891,274
------------------------------------------------------------------------------------------------------------------------------------
                                                                          2,891,274      2,891,274      11.4
------------------------------------------------------------------------------------------------------------------------------------
$5,023,926             Elgin National Industries, Inc.,
                       13.00% Senior Subordinated
                       Notes due 9/01/01(5)            09/24/93           4,911,257      4,911,257
5,876.1 sh.            ENI Holding Corp.,
                       10.00% Preferred Stock
                       due 12/31/01                    09/24/93             587,610        706,111
403.81 sh.             ENI Holding Corp.,
                       Class B Common Stock*           09/24/93              40,381         40,381
421.6 sh.              ENI Holding Corp.,
                       Warrants to Purchase Class B
                       Common Stock*                   09/24/93              42,156         42,156
------------------------------------------------------------------------------------------------------------------------------------
                                                                          5,581,404      5,699,905      22.4
------------------------------------------------------------------------------------------------------------------------------------
15,405 sh.             Protection One, Inc.,
                       Common Stock(6)*                11/03/93              84,984        139,608
------------------------------------------------------------------------------------------------------------------------------------
                                                                             84,984        139,608       0.6
------------------------------------------------------------------------------------------------------------------------------------

             The accompanying notes to financial statements are an
                        integral part of this schedule.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                               SEPTEMBER 30, 1995
                                  (unaudited)


------------------------------------------------------------------------------------------------------------------------------------
Principal
Amount/                                               Investment         Amortized                   % of Total
Shares                 Investment                         Date             Cost            Value     Investments
------------------------------------------------------------------------------------------------------------------------------------
$2,396,000             LMC Operating Corp.,
                       13.00% Senior Secured
                       Subordinated Term Notes
                       due 5/31/99(7)                  06/10/94           2,276,286      2,276,286
16.054 sh.             LMC Operating Corp.,
                       Warrants to Purchase
                       Common Stock*                   06/10/94             107,820        107,820
15.973 sh.             LMC Credit Corp.,
                       Warrants to Purchase
                       Common Stock*                   06/10/94                   1              1
------------------------------------------------------------------------------------------------------------------------------------
                                                                          2,384,107      2,384,107       9.4
------------------------------------------------------------------------------------------------------------------------------------
34,996 sh.             MTI Holdings II, Inc.           07/06/94 &
                       Common Stock*                   12/28/94             237,627         31,496
------------------------------------------------------------------------------------------------------------------------------------
                                                                            237,627         31,496       0.1
------------------------------------------------------------------------------------------------------------------------------------
$2,396,000             Canadian's Corp.,
                       13.50% Subordinated             09/09/94 &
                       Notes due 9/01/02(8)            12/29/94           2,299,502      2,299,502
$291,000               Canadian's Holdings, Inc.,
                       12.00% Exchangeable
                       Redeemable Debentures           09/09/94 &
                       due 8/31/04(9)*                 12/29/94             279,034              1
$130,000               Canadian's Corp.,
                       Promissory Notes
                       due 01/31/97(10)                05/08/95             120,663        120,663
1,175,183 sh.          Canadian's Holdings, Inc.,
                       Common Stock*                   09/22/95              34,821              2
$1,369,166             Canadian's Corp.,
                       Colateralized Loan
                       Guarantee earning
                       interest at 13.75%
                       due 08/31/04                    09/22/95           1,369,166      1,369,166
------------------------------------------------------------------------------------------------------------------------------------
                                                                          4,103,186      3,789,334      14.9
------------------------------------------------------------------------------------------------------------------------------------
$1,290,000             R.B.M. Precision Metal
                       Products, Inc., 13.00%
                       Senior Subordinated
                       Secured Notes due
                       5/24/02(11)                     05/24/95           1,193,894      1,193,894
439.694 sh.            R.B.M. Precision Metal
                       Products, Inc., Warrants
                       to Purchase Common
                       Stock*                          05/24/95              73,295         73,295
------------------------------------------------------------------------------------------------------------------------------------
                                                                          1,267,189      1,267,189       5.0
------------------------------------------------------------------------------------------------------------------------------------
         Total Investments in Managed Companies (78.5% of net assets)    17,980,929     20,303,791      79.9
------------------------------------------------------------------------------------------------------------------------------------


             The accompanying notes to financial statements are an
                        integral part of this schedule.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                               SEPTEMBER 30, 1995
                                  (unaudited)


------------------------------------------------------------------------------------------------------------------------------------
Principal
Amount/                                              Investment          Amortized                    % of Total
Shares                 Investment                       Date               Cost            Value      Investments
------------------------------------------------------------------------------------------------------------------------------------
TEMPORARY INVESTMENTS:
$2,300,000             Ford Motor Credit Corporation,
                       5.562% Notes due 10/03/95       09/26/95             2,299,300        2,299,300
$2,800,000             Household Finance Corp.,
                       5.558% Notes due 10/10/95       09/26/95             2,796,171        2,796,171
------------------------------------------------------------------------------------------------------------------------------------
         Total  Temporary Investments (19.7% of net assets)                 5,095,471        5,095,471      20.1
------------------------------------------------------------------------------------------------------------------------------------
         Total Investments (98.2% of net assets)                          $23,076,400      $25,399,262     100.0%
====================================================================================================================================


(1) The Carr-Gottstein Foods Company common stock trades on the New York Stock Exchange. The Fund and Fiduciary Capital Partners, L.P. ("FCP") combined own a material percentage of the outstanding shares. To reflect the resultant lack of liquidity, the Fund valued the shares at a 5% discount to the public market price. (Note 7)
(2) The KEMET Corporation common stock trades on the NASDAQ National Market System. (Note 7)
(3) Pursuant to the terms of the Fund's agreement with Huntington Holdings, Inc., under certain circumstances the number of shares issuable upon exercise of the warrants held by the Fund will increase periodically. The most recent such increase occurred on August 1, 1995 when the Fund received the right to an additional 27.7 shares.
(4) The notes will amortize in eight equal quarterly installments of $367,375 commencing on 6/30/99. The current payment of 7.0% of the interest may be deferred at the borrower's option. During any period in which the payment of interest is deferred, the interest rate on the notes increases from 20.00% to 21.00%.
(5) The notes will amortize in eight equal quarterly installments of $627,991 commencing on 11/30/99.
(6) The Protection One, Inc. common stock trades on the NASDAQ National Market System. (Note 7)
(7) The notes will amortize as follows: $30,017 on 9/01/97, $30,992 on 12/01/97, $32,000 on 3/01/98, $33,040 on 6/01/98, $34,114 on 9/01/98,
       $35,222 on 12/01/98, $36,367 on 3/01/99 and $2,164,248 on 5/31/99.
(8) The notes will amortize in twelve equal quarterly installments of $199,333 commencing on 12/01/99. The notes also bear contingent additional interest to be computed under a specified formula.
(9) The debentures are convertible into 22,065 shares of Canadian's Holdings, Inc. common stock. The accrual of interest on the debentures was discontinued by the Fund effective April 1, 1995. (Note 6)
(10)   The notes bear interest equal to the prime rate, plus 5%.
(11) The notes will amortize in three equal annual installments of $430,000 commencing on 5/24/00.
*      Non-income producing security.





             The accompanying notes to financial statements are an
                        integral part of this schedule.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                                 BALANCE SHEETS

                   SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                                  (unaudited)


ASSETS:                                                                           1995              1994
                                                                                  ----              ----
      Investments (Notes 6 and 7)
         Portfolio investments, at value:
           Managed companies (amortized cost -
              $17,980,929 and $16,052,631,
                respectively)                                                 $20,303,791       $19,274,598
         Temporary investments, at amortized cost                               5,095,471         4,179,590
                                                                              -----------       -----------
           Total investments                                                   25,399,262        23,454,188
      Cash and cash equivalents                                                   224,120           173,095
      Accrued interest receivable (Note 6)                                        698,043           521,794
      Other assets, including receivables

         from sale of investments                                                   4,988           544,921
                                                                              -----------       -----------
           Total assets                                                       $26,326,413       $24,693,998
                                                                              ===========       ===========

LIABILITIES:

      Payable to affiliates (Notes 2, 3 and 4)                                $    49,237       $    44,384
      Accounts payable and accrued liabilities                                     27,634            33,542
      Prepaid interest income                                                           -            52,635
      Distributions payable to partners                                           393,030           589,545
                                                                              -----------       -----------
         Total liabilities                                                        469,901           720,106
                                                                              -----------       -----------
CONTINGENCIES (Note 5)

NET ASSETS:

      Managing General Partner                                                     34,942            16,116
      Limited Partners (equivalent to $19.91
         and $18.47, respectively, per limited
         partnership unit based on 1,296,999
         units outstanding)                                                    25,821,570        23,957,776
                                                                              -----------       -----------
           Net assets                                                          25,856,512        23,973,892
                                                                              -----------       -----------
              Total liabilities and net assets                                $26,326,413       $24,693,998
                                                                              ===========       ===========






             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (unaudited)


                                                                                 1995                 1994
                                                                                 ----                 ----
INVESTMENT INCOME:
      Income:
         Interest                                                             $634,928           $  579,759
                                                                              --------           ----------
           Total investment income                                             634,928              579,759
                                                                              --------           ----------
      Expenses:
         Investment advisory fees (Note 2)                                      49,757               55,222
         Fund administration fees (Note 3)                                      29,581               29,582
         Independent general partner fees
           and expenses (Note 4)                                                10,577               10,656
         Administrative expenses (Note 3)                                       17,223               17,190
         Professional fees                                                      14,792               11,292
         Amortization                                                            2,625                2,625
         Other expenses                                                          9,713               16,180
                                                                              --------           ----------
           Total expenses                                                      134,268              142,747
                                                                              --------           ----------
NET INVESTMENT INCOME                                                          500,660              437,012
                                                                              --------           ----------
REALIZED AND UNREALIZED
      GAIN (LOSS) ON INVESTMENTS:

         Net realized gain (loss) on investments                               528,313           (3,105,997)
         Net (decrease) increase in unrealized
           appreciation of investments                                        (299,523)           3,723,523
                                                                              --------           ----------
             Net gain on investments                                           228,790              617,526
                                                                              --------           ----------
NET INCREASE IN NET ASSETS
      RESULTING FROM OPERATIONS                                               $729,450           $1,054,538
                                                                              ========           ==========





             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (unaudited)


                                                                               1995                 1994
                                                                               ----                 ----
INVESTMENT INCOME:
      Income:
         Interest                                                           $1,853,671           $1,709,461
                                                                             ---------            ---------

           Total investment income                                           1,853,671            1,709,461
                                                                             ---------            ---------

      Expenses:
         Investment advisory fees (Note 2)                                     149,270              180,783
         Fund administration fees (Note 3)                                      88,745               88,746
         Independent general partner fees
           and expenses (Note 4)                                                38,565               38,223
         Administrative expenses (Note 3)                                       51,671               51,570
         Professional fees                                                      42,948               32,608
         Amortization                                                            7,875                7,875
         Other expenses                                                         25,949               41,420
                                                                            ----------          -----------

           Total expenses                                                      405,023              441,225
                                                                             ---------           ----------

NET INVESTMENT INCOME                                                        1,448,648            1,268,236
                                                                             ---------            ---------

REALIZED AND UNREALIZED
      GAIN (LOSS) ON INVESTMENTS:

         Net realized gain (loss) on investments                             2,512,172           (2,609,534)
         Net (decrease) increase in unrealized
           appreciation of investments                                        (899,110)           3,665,100
                                                                            ----------            ---------

             Net gain on investments                                         1,613,062            1,055,566
                                                                            ----------            ---------

NET INCREASE IN NET ASSETS
      RESULTING FROM OPERATIONS                                             $3,061,710           $2,323,802
                                                                            ==========           ==========





             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (unaudited)


                                                                                    1995               1994
                                                                                    ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net increase in net assets resulting from operations                       $ 3,061,710        $2,323,802
      Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
           Accreted discount on portfolio investments                                (58,394)          (27,559)
           Amortization                                                                7,875             7,875
           Change in assets and liabilities:
             Accrued interest receivable                                            (176,249)         (174,185)
             Other assets                                                               (394)            6,561
             Payable to affiliates                                                     5,799            29,957
             Accounts payable and accrued liabilities                                 (5,908)            3,266
             Prepaid interest income                                                 (52,635)           37,149
           Net realized (gain) loss on investments                                (2,512,172)        2,609,534
           Net decrease (increase) in unrealized
             appreciation of investments                                             899,110        (3,665,100)
                                                                                  ----------        ----------
Net cash provided by operating activities                                          1,168,742         1,151,300
                                                                                  ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

      Purchase of portfolio investments                                           (2,753,876)       (4,146,079)
      Proceeds from dispositions of portfolio investments                          3,927,645         9,886,369
      (Purchase) sale of temporary investments, net                                 (915,881)       (5,477,093)
                                                                                  ----------        ----------
         Net cash provided by investing activities                                   257,888           263,197
                                                                                  ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

      Cash distributions paid to partners                                         (1,375,605)       (1,947,204)
                                                                                  ----------        ----------
         Net cash used in financing activities                                    (1,375,605)       (1,947,204)
                                                                                  ----------        ----------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                                                            51,025          (532,707)

CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                                                            173,095           792,425
                                                                                  ----------        ----------
CASH AND CASH EQUIVALENTS AT
      END OF PERIOD                                                              $   224,120        $  259,718
                                                                                  ==========        ==========
NONCASH INVESTING AND FINANCING ACTIVITIES:
      Investments exchanged for other investments                                $         -        $  237,375





             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                      STATEMENTS OF CHANGES IN NET ASSETS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

                    AND FOR THE YEAR ENDED DECEMBER 31, 1994
                                  (unaudited)



                                                                          1995                  1994
                                                                          ----                  ----
Increase in net assets from operations:
      Net investment income                                             $ 1,448,648          $ 1,758,135
      Net realized gain (loss) on investments                             2,512,172           (2,089,653)
      Net (decrease) increase in unrealized
         appreciation of investments                                       (899,110)           3,594,544
                                                                        -----------          -----------
           Net increase in net assets resulting
             from operations                                              3,061,710            3,263,026

Repurchase of limited partnership units                                           -           (2,402,951)

Distributions to partners from -
      Net investmet income                                               (1,179,090)          (1,758,135)
      Realized gain on investments                                                -             (778,614)
                                                                        -----------          -----------
           Total increase (decrease) in net assets                        1,882,620           (1,676,674)

Net assets:

      Beginning of period                                                23,973,892           25,650,566
                                                                        -----------          -----------
      End of period (includes net undistributed
         net investment income of $269,558
         and $0, respectively)                                          $25,856,512          $23,973,892
                                                                        ===========          ===========





             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                       SELECTED PER UNIT DATA AND RATIOS
                                  (unaudited)


                                                            For the Three Months              For the Nine Months
                                                             Ended September 30,              Ended September 30,
                                                            ---------------------             -------------------
                                                             1995          1994                1995           1994
                                                             ----          ----                ----           ----
Per Unit Data:

    Investment income                                       $   .48     $    .40             $  1.42      $  1 .19
    Expenses                                                   (.10)       ( .10)               (.31)        ( .31)
                                                            -------     --------             -------      --------
      Net investment income                                     .38          .30                1.11           .88

    Net realized gain (loss) on investments                     .41        (2.15)               1.92        (1 .81)

    Net (decrease) increase in unrealized
      appreciation of investments                              (.23)       2 .58                (.69)        2 .54

    Distributions declared to partners                         (.30)       ( .45)               (.90)       (1 .35)
                                                            -------     --------             -------      --------

      Net increase in net asset value                           .26          .28                1.44           .26

         Net asset value:
           Beginning of period                                19.65        17.94               18.47         17.96
                                                            -------     --------             -------      --------
           End of period                                    $ 19.91     $ 18 .22             $ 19.91      $ 18 .22
                                                            =======     ========             =======      ========

Ratios (annualized):
    Ratio of expenses to average net assets                  2.09%         2 .21%               2.17%        2 .28%
    Ratio of net investment income to
      average net assets                                     7.80%         6 .77%               7.75%        6 .55%

Number of limited partnership units at end of period    1,296,999      1,427,950           1,296,999     1,427,950
















             The accompanying notes to financial statements are an integral part of these selected per unit data and ratios.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995
                                  (unaudited)

1.           GENERAL

             The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the Managing General Partner, necessary to fairly present the financial position of the Fund as of September 30, 1995 and the results of its operations, changes in net assets and its cash flows for the periods then ended.

             These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Fund's annual audited financial statements for the year ended December 31, 1994.


2.           INVESTMENT ADVISORY FEES

             As compensation for its services as investment adviser, FCM Fiduciary Capital Management Company ("FCM") receives a subordinated monthly fee at the annual rate of 1% of the Fund's available capital, as defined in the Partnership Agreement. Investment advisory fees of $149,270 were paid by the Fund for the nine months ended September 30, 1995.


3.           FUND ADMINISTRATION FEES

             As compensation for its services as fund administrator, FCM receives a monthly fee at the annual rate of .45% of net proceeds available for investment, as defined in the Partnership Agreement. Fund administration fees of $88,745 were paid by the Fund for the nine months ended September 30, 1995. FCM is also reimbursed, subject to various limitations, for administrative expenses incurred in providing accounting and investor services to the Fund. The Fund reimbursed FCM for administrative expenses of $51,671 for the nine months ended September 30, 1995.


4.           INDEPENDENT GENERAL PARTNER FEES AND EXPENSES

             As compensation for services rendered to the Fund, each of the Independent General Partners receives from the Fund and Fiduciary Capital Partners, L.P., an affiliated fund, (collectively, the "Funds") an annual fee of $30,000, payable monthly in arrears, together with all out-of-pocket expenses. Each Fund's allocation of these fees and expenses is based on the relative number of outstanding Units. Fees and expenses paid by the Fund for the nine months ended September 30, 1995 totaled $38,565.


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

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                               SEPTEMBER 30, 1995
                                  (unaudited)


6.           NON-ACCRUAL STATUS OF INVESTMENTS

             In accordance with the Fund's accounting policies, the Fund stopped accruing interest on the Canadian's Holdings, Inc. Exchangeable Redeemable Debentures effective April 1, 1995.

7.           SUBSEQUENT EVENTS

             On October 13, 1995, Carr-Gottstein Foods Co. ("Carr-Gottstein") announced an offer to purchase up to 7,500,000 shares (approximately 49%) of its outstanding common stock at a purchase price of $11.00 per share. The offer, which is subject to various contingencies, will expire on November 15, 1995. If more than 7,500,000 shares are tendered, the tendered shares will generally be purchased on a pro rata basis. The Fund has tendered all of its shares. However, it is likely that the number of shares actually purchased will be pro rated.

             On November 6, 1995, the Fund sold 22,604 shares of KEMET Corporation common stock. The Fund received $789,049 of sales proceeds, resulting in a realized gain of $781,040.

             During November 1995, the Fund sold all of its Protection One, Inc. common stock. The Fund received $124,173 of sales proceeds, resulting in a realized gain of $39,189.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES


             As of September 30, 1995, the Fund held portfolio investments in twelve Managed Companies, with an aggregate cost of approximately $18.0 million. These portfolio investments, which were made from net offering proceeds and the reinvestment of proceeds from the sale of other portfolio investments, represent approximately 78.5% of the Fund's net assets. When acquired, these portfolio investments generally consisted of high-yield subordinated debt, linked with an equity participation or a comparable participation feature in middle market companies. These securities were typically issued in private placement transactions and were subject to certain restrictions on transfer or sale, thereby limiting their liquidity. A number of the portfolio companies have prepaid their subordinated debt that the Fund held. In addition, three of the portfolio companies have successfully completed initial public offerings ("IPOs") of their stock. The Fund continues to hold all of the equity components of its original investments, except for a substantial portion of its KEMET Corporation ("KEMET") stock and its Protection One, Inc. stock.

             As of September 30, 1995, the Fund's remaining assets were invested in short-term commercial paper. These funds are available for investment, for distribution to the partners or to fund the annual repurchase offer.

             The Fund sold a portion of its KEMET common stock during the nine months ended September 30, 1995. In addition, the Fund's subordinated debt investment in Protection One was prepaid during the nine months ended September 30, 1995. In the aggregate, the Fund received $3,395,193 of proceeds, including applicable prepayment premiums, from these transactions.

             On November 6, 1995, the Fund received $789,049 of sales proceeds from the sale of 22,604 shares of KEMET common stock.

             During November 1995, the Fund received $124,173 of sales proceeds from the sale of all of its Protection One, Inc. common stock.

             A portion of the proceeds representing gains from these transactions were used by the Fund to fund a portion of the cost of the follow-on investments in Canadian's Corp. ("Canadian's"), which were acquired on December 29, 1994, May 8, 1995 and September 22, 1995 (see following discussion). The remaining portion of the gains from these transactions have been reserved by the Managing General Partner to partially fund either the 1995 repurchase offer or any additional follow-on investments that the Fund may make in existing portfolio companies during 1995.

             On October 13, 1995, Carr-Gottstein announced an offer to purchase up to 7,500,000 shares (approximately 49%) of its outstanding common stock at a purchase price of $11.00 per share. The offer, which is subject to various contingencies, will expire on November 15, 1995. If more than 7,500,000 shares are tendered, the tendered shares will generally be purchased on a pro rata basis. The Fund has tendered all of its shares. However, it is likely that the number of shares actually purchased will be pro rated.

             The Fund made its initial investment in Canadian's during September 1994 as part of a financing used to settle Canadian's liabilities and allow the company to emerge from bankruptcy. A follow-on investment was made during December 1994 in order to finance the acquisition of store leases and certain fixed assets of The Ormonds Shops ("Ormonds"). The company expected to be able to fund certain costs relating to conversion of the Ormonds stores to the Canadian's format out of operating cash flow. Unfortunately, the retail market, and particularly women's specialty retailing, has suffered a prolonged and worsening downturn which has continued throughout 1995. As a consequence, the company has not generated sufficient cash flow to fund its operations, let alone fund the capital expenditures relating to the Ormonds acquisition.

             During May 1995, the Fund made a follow-on investment in Canadian's at a cost of $117,000. The investment consisted of $130,000 of floating rate Promissory Notes, with warrants to acquire common stock. The Fund and certain of Canadian's equity investors provided a loan to the company in order to finance unanticipated cash shortfalls arising from operations which were below expectations. By August 1995, the company was facing a significant working capital shortage and requested the Funds and its other investors to make an additional investment in the company.

             The company's major equity owners and the Funds agreed to provide the requested funding. The Funds insisted that the new investment rank senior to previous loans made to the company by all parties other than the company's revolving line of credit lender. In order to accomplish this level of seniority, the new financing was structured as a collateralized guarantee that would support an overadvance under the company's revolving line of credit.
This new investment of $1,369,166 carries an interest rate of 13.75% and is due on August 31, 2004. In consideration of the new financing, the Funds and the other parties which participated now own approximately 92.5% of Canadian's Holdings, Inc. ("Canadian's Holdings") common stock, which in turn owns 96.5% of the company's common stock. All holders of the company's warrants, including the Fund, surrendered their warrants in exchange for common stock of Canadian's Holdings. The Fund's ownership of the company has increased from approximately 7% to approximately 20% .

             The Canadian's Holdings Exchangeable Redeemable Debentures are secured by preferred stock issued by the company and the company has elected not to pay dividends on the preferred stock. Therefore, Canadian's Holdings is unable to pay interest on the debentures and is in default. The holders of these debentures, other than the Funds (which hold a portion of the debentures), were unable to participate in the latest financing. As a result, holders of the debentures were diluted to an ownership percentage of approximately 3.1%. This dilution reduced the Fund's interest in Canadian's Holdings that is held through the debentures to less than 1%.

             Officers of FCM are providing the company with managerial assistance in order to identify areas where the company can save money and reduce costs. Under consideration are steps such as closing unprofitable or marginally profitable stores and staff reductions. The company is also considering various proposals designed to raise additional equity capital. With a lower cost structure and possibly additional capital, the company is hopeful that its market strategy will be successful if the overall environment improves.

             One May 24, 1995, the Fund acquired a new portfolio investment in R.B.M. Precision Metal Products, Inc. ("RBM") at a cost of approximately $1.26 million. The investment consists of $1,290,000 of 13.00% Senior Subordinated Secured Notes due May 24, 2002, with warrants to acquire common stock.

             The Fund anticipates being able to reinvest all available funds, including the principal amount of any future prepayments received, in additional portfolio investments. The Partnership Agreement provides that the Fund's investment period will end on December 31, 1995. Although the Fund is permitted to make additional investments in existing portfolio companies after 1995, the Fund will no longer be permitted to acquire investments in new portfolio companies.

             Pursuant to the terms of the Fund's periodic unit repurchase policy that was adopted by the Fund's Limited Partners during 1993, the Fund will annually offer to purchase from its Limited Partners up to 7.5% of its outstanding Units for an amount equal to the current net asset value per Unit, net of a fee (not to exceed 2%) to be retained by the

Fund to offset expenses incurred in connection with the repurchase offer. If the number of tendered Units in any year exceeds 7.5% of the outstanding Units, the Fund's General Partners may vote to repurchase up to an additional 2% of the outstanding Units. The 1995 repurchase offer was mailed to the Limited Partners on October 6, 1995. Limited Partners tendered 245,447 Units for repurchase. The Fund anticipates repurchasing approximately 40% of the tendered Units, or approximately 100,435 Units, at the Fund's net asset value
per Unit as of November 14, 1995.   The actual redemption of tendered Units
will occur on November 21, 1995.

             Accrued interest receivable increased $176,249 from $521,794 at December 31, 1994 to $698,043 at September 30, 1995. This increase resulted primarily from a $178,299 increase in the deferred portion of the interest receivable from KB Alloys, Inc. ("KB Alloys") with respect to the Fund's investment in $2,938,997 principal amount of 20.00% Senior Subordinated Term Notes due June 30, 2001. KB Alloys is required to pay 13.00% interest currently, while the remaining 7.00% of the interest may be deferred at KB Alloys' option. During any period in which the payment of interest is deferred, the interest rate on the notes increases from 20.00% to 21.00%. To date, KB Alloys has elected to defer payment of the interest. At September 30, 1995, the cumulative amount of deferred interest totaled $560,124. The Fund's agreement with KB Alloys requires KB Alloys to pay all accumulated deferred interest in excess of $452,153 no later than August 28, 1998, and the amount of deferred interest cannot exceed $452,153 at any time thereafter. The amount of accrued interest receivable with respect to other portfolio investments decreased slightly during the nine months ended September 30, 1995.

             Other assets decreased $539,933, from $544,921 at December 31, 1994 to $4,988 at September 30, 1995. The balance at December 31, 1994 included a $532,452 receivable from the sale of KEMET common stock during December 1994. This amount was received by the Fund during January 1995.

             Prepaid interest income decreased from $52,635 at December 31, 1994 to zero at September 30, 1995. This prepaid interest income was related to the Canadian's 13.50% Subordinated Notes, which required interest to be paid quarterly, in advance, to the Fund. Effective June 1, 1995, the notes were amended to provide for the interest to be paid monthly, in advance, on the first day of each month.

             Distributions payable to partners decreased $196,515, from $589,545 at December 31, 1994 to $393,030 at September 30, 1995. This decrease corresponds to the percentage decrease in the quarterly distribution rate from $.45 per Unit to $.30 per Unit (as discussed in the following paragraphs).

             During the nine months ended September 30, 1995, the Fund paid cash distributions pertaining to the fourth quarter of 1994 and the first and second quarters of 1995, in the amounts of $589,545, $393,030 and $393,030, respectively. These quarterly distributions were equal to $.45, $.30 and $.30 per Unit, respectively, and represented annualized rates equal to 9.0%, 6.0% and 6.0%, respectively, of contributed capital.

             As discussed in previous reports, the quarterly distributions for 1995 are being paid at a reduced rate. The distribution for the third quarter of 1995 will be paid on November 14, 1995 in an amount equal to $.30 per Unit, or an annualized rate equal to 6.0% of contributed capital. This distribution consists entirely of net investment income earned during the three months ended September 30, 1995.

             It is expected that the distribution for the fourth quarter 1995 will also be made at the same 6.0% rate. In the past, the Fund realized gains from its investments that provided additional sources of cash for distributions. Although there can be no assurances, the Fund may realize gains during the fourth quarter of 1995 that could in turn result in a higher distribution rate for the quarter. Gains can also be utilized to fund the annual repurchase offer or to fund any follow-on investments that the Fund may make in existing portfolio companies.

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


RESULTS OF OPERATIONS


Investment Income and Expenses

             The Fund's net investment income was $500,660 for the three months ended September 30, 1995 as compared to net investment income of $437,012 for the corresponding period of the prior year. Net investment income per limited partnership unit increased from $.30 to $.38 and the ratio of net investment income to average net assets increased from 6.77% to 7.80% for the three months ended September 30, 1995 as compared to the corresponding period of the prior year.

             The Fund's net investment income was $1,448,648 for the nine months ended September 30, 1995 as compared to net investment income of $1,268,236 for the corresponding period of the prior year. Net investment income per limited partnership unit increased from $.88 to $1.11 and the ratio of net investment income to average net assets increased from 6.55% to 7.75% for the nine months ended September 30, 1995 as compared to the corresponding period of the prior year.

             Net investment income for both the three and nine month periods ended September 30, 1995 increased as a result of slight increases in investment income and slight decreases in total expenses.

             Investment income increased $55,169 and $144,210, or 9.5% and 8.4%, for the three and nine month periods ended September 30, 1995, respectively, as compared to the corresponding periods of the prior year. These increases were primarily the result of higher interest rates on both the Fund's temporary investments and the Fund's higher- yielding subordinated debt investments. The positive effect of the higher interest rates was partially offset by a decrease in the amount of the Fund's average net assets.

             The Fund had average net assets of approximately $24.9 million during the nine months ended September 30, 1995 as compared to approximately $25.8 million during the corresponding period of the prior year. This 3.5% decrease in average net assets occurred primarily as a result of the Fund's repurchase of 9.17% of its Units during the fourth quarter of 1994. The negative effect of the repurchase of Units was partially offset by gains achieved with respect to the Fund's investments (primarily the KEMET common stock).

             Total expenses decreased $8,479 and $36,202, or 5.9% and 8.2%, for the three and nine month periods ended September 30, 1995, respectively, as compared to the corresponding periods of the prior year. These decreases resulted primarily from decreases in investment advisory fees and other expenses. The investment advisory fees decreased as a result of the repurchase of Units by the Fund during the fourth quarter of 1994 and the realization during July 1994 of the loss on the Fund's Mobile Technology, Inc. ("MTI") investment. Both the repurchase of Units and the realization of the MTI loss decreased the amount of the Fund's available capital (as defined in the Partnership Agreement), which is the base with respect to which the investment advisory fees are calculated. Other expenses decreased primarily as a result of a decrease in consulting fees. These decreases were partially offset by an increase in professional fees.


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

             On July 25, 1995, the Fund sold 7,913 shares of KEMET common stock. The Fund received $533,921 of sales proceeds, resulting in a realized gain of $528,313.


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

             The net increase in unrealized appreciation of investments during the three and nine month periods ended September 30, 1995 and the cumulative net unrealized appreciation of investments as of September 30, 1995, consisted of the following components:


                                                         Unrealized Appreciation (Depreciation) Recorded
                                                         -----------------------------------------------
                                                  During the Three      During the Nine
                                                    Months Ended         Months Ended                 As of
             Portfolio Company                   September 30, 1995    September 30, 1995       September 30, 1995
--------------------------------------           ------------------    ------------------       ------------------
Unrealized net appreciation recorded
         during prior periods with respect to
         investments disposed of during
         the period                                 $(410,814)          $(1,460,453)            $           -
Carr-Gottstein                                        (52,610)              (70,147)                  103,371
Neodata-                                             (268,395)             (278,914)
KE356,719                                             921,050             1,541,968

Huntington                                             62,696               107,285                   583,467
Amity  -                                               72,307               719,828
Elgin / ENI                                            14,690                44,394                   118,501
Protection One                                         43,648                68,701                    54,624
MTI           -                                             -              (206,131)
Canadian's Holdings                                  (313,852)             (313,852)                 (313,852)
                                                    ---------           -----------             -------------
                                                    $(299,523)          $  (899,110)            $   2,322,862
                                                    =========           ===========             =============


             Carr-Gottstein completed an IPO of its common stock on July 1, 1993. The stock, which trades on the New York Stock Exchange, closed at $6.00 on September 30, 1995. This price compares to closing prices of $6.50 on December 31, 1994 and $6.375 on June 30, 1995. Based on the $6.00 closing trading price of the common stock, the Fund's 147,678 shares of common stock would have a market value of $886,068. However, the Fund's valuation guidelines require the stock to be valued at a 5% discount to the public market price to reflect the potential market impact that could result from the sale of the material number of shares owned by the Funds.

             The Neodata Corporation ("Neodata") stock was written down at March 31, 1995. The Partnership has consistently valued this investment based upon a multiple of Neodata's cash flow. Because Neodata's long-term debt presently provides for the accrual, rather than current payment, of interest, the Company's debt has grown to a level which now exceeds the Partnership's valuation.

             KEMET completed an IPO of its common stock on October 21, 1992. KEMET declared a two-for-one stock split effective September 20, 1995. The stock, which trades on the NASDAQ National Market System, closed at $34.125 (an average of the closing bid and ask prices) on September 30, 1995. This price is up from the closing prices (as restated for the two-for-one stock split) of $14.6875 on December 31, 1994 and $26.3125 on June 30, 1995. Based on the
$34.125 closing trading price of the common stock, the 45,660 shares of common stock that the Fund held at September 30, 1995 had a market value of $1,558,148.

             During June 1995, the Fund received an unsolicited offer from a third party to purchase the Huntington Holdings, Inc. ("Huntington") warrants which are held by the Fund. Although the Fund decided not to sell the warrants, the warrants were written up in value at June 30, 1995 based upon the offer price. During August 1995, the Fund received the right to an additional
27.7 shares of Huntington stock, in accordance with the terms of the Fund's warrant agreement with Huntington. The warrants were written up in value at September 30, 1995 in consideration of the receipt of these additional warrants.

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

             Protection One, Inc. ("Protection One") completed an IPO of its common stock on September 29, 1994. The stock, which trades on the NASDAQ National Market System, closed at $9.0625 (an average of the closing bid and ask prices) on September 30, 1995. This price compares to closing prices of $4.875 on December 31, 1994 and $6.0625 on June 30, 1995. Based on the $9.0625
closing trading price of the common stock, the Fund's 15,405 shares of common stock had a market value of $139,608 at September 30, 1995.

             The current status of Canadian's operations and the Fund's investments in Canadian's and Canadian's Holdings are discussed above. As a result of the uncertainties currently surrounding the retail industry in general, and Canadian's in particular, the Fund wrote the Canadian's Holdings debentures and common stock down in value to a negligible amount during the third quarter of 1995. The debentures, which in essence represent ownership of Canadian's preferred stock, are in default and were significantly diluted in connection with the most recent financing.

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


Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------

     (a)     Exhibits and Reports to be filed:


             Exhibit No.      Description
             -----------      -----------

                11.1 Statement of Computation of Net Investment Income Per Limited Partnership Unit.

                19.1          Reports Furnished to Securities Holders.

                27.1          Financial Data Schedule.


     (b) The Registrant did not file any reports on Form 8-K during the third quarter of the fiscal year ending December 31, 1995.

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

                                    Fiduciary Capital Pension Partners, L.P.
                                    (Registrant)


                                    By: FCM Fiduciary Capital Management Company
                                        Managing General Partner




Date: November 14, 1995             By:   /s/ Donald R. Jackson
                                          --------------------------------------
                                          Donald R. Jackson
                                          Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.  Description                                                Page
-----------  -----------                                                ----

   11.1 Statement of Computation of Net Investment Income Per Limited Partnership Unit.

   19.1      Reports Furnished to Securities Holders.

   27.1      Financial Data Schedule.