Form 10-K405
period 1995-12-31
FIDUCIARY CAPITAL PENSION PARTNERS L P
filed 1996-03-29
CIK 841688

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended       December 31, 1995

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                       to

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

410 17th Street, Suite 400
     Denver, Colorado                                               80202
  (Address of principal                                           (Zip Code)
    executive offices)


Registrant's telephone number, including area code (303) 446-2187

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Limited Partnership Interests
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant: Not applicable.

                    Fiduciary Capital Pension Partners, L.P.
                       Annual Report on Form 10-K for the
                       Fiscal Year Ended December 31, 1995


                                Table of Contents

                                                                                                        Page
                                                                                                        ----
Part I

Item 1            Business............................................................................    1
Item 2            Properties..........................................................................    8
Item 3            Legal Proceedings...................................................................    8
Item 4            Submission of Matters to a Vote
                      of Security Holders.............................................................    8

Part II

Item 5            Market for Registrant's Common Equity
                      and Related Stockholder Matters.................................................    9
Item 6            Selected Financial Data.............................................................   10
Item 7            Management's Discussion and
                      Analysis of Financial Condition
                      and Results of Operations      .................................................   11
Item 8            Financial Statements and
                      Supplementary Data..............................................................   F-1
Item 9            Changes in and Disagreements with
                      Accountants on Accounting and
                      Financial Disclosure............................................................   18

Part III

Item 10           Directors and Executive Officers
                      of the Registrant ..............................................................   19
Item 11           Executive Compensation..............................................................   22
Item 12           Security Ownership of Certain
                      Beneficial Owners and Management ...............................................   22
Item 13           Certain Relationships and
                      Related Transactions ...........................................................   22

Part IV

Item 14           Exhibits, Financial Statement Schedules
                      and Reports on Form 8-K ........................................................   24

                                     PART I

Item 1. Business

General

         Fiduciary Capital Pension Partners, L.P. (the "Fund" or the "Registrant") is a limited partnership organized under the laws of the State of Delaware on October 20, 1988. The managing general partner of the Fund is FCM Fiduciary Capital Management Company, a Delaware general partnership (the "Managing General Partner" or "FCM"). The independent general partners of the Fund are Norman J. Peer, Robert H. Arnold, and E. Bruce Fredrikson (the "Independent General Partners"). (The Managing Partner and the Independent General Partners are collectively referred to herein as the "General Partners.")

         The general partners of the Managing General Partner are FCM Fiduciary Capital Corporation, a Delaware corporation, Mezzanine Capital Corporation, a Delaware corporation and an affiliate of PaineWebber Incorporated, and Paul Bagley. Paul Bagley owns 100% of the stock of FCM Fiduciary Capital Corporation.

         The Managing General Partner serves as investment adviser ("Investment Adviser") to the Fund and is responsible for the identification of all investments made by the Fund and all other investment advisory services necessary for the operation of the Fund in carrying out its investment objectives and policies. The Independent General Partners oversee the investment activities of the Investment Adviser.

         The Fund has elected to operate as a business development company under the Investment Company Act of 1940, as amended. The investment objective of the Fund is to provide current income and capital appreciation by investing primarily in subordinated debt and related equity securities issued as the mezzanine financing of privately structured, friendly leveraged buyouts, leveraged acquisitions and leveraged recapitalizations. A separate fund, Fiduciary Capital Partners, L.P., a Delaware limited partnership ("FCP") was also formed on October 20, 1988 for taxable investors with investment objectives, policies and restrictions similar to those of the Fund. The Fund and FCP co-invest in the investments; however, each fund is accounted for separately.

         On January 26, 1990, the Fund and its affiliate, FCP (collectively, the "Funds"), began a public offering of their units of limited partnership interests (the "Units"). The Units were registered pursuant to a Registration Statement on Form N-2 under the Securities Act of 1933, as amended.

         The Funds collectively held three closings for the sale of the Units during the period from August 14, 1990 through October 18, 1990. As a result of the closings, the Funds sold 65,898 Units representing an aggregate purchase price of $65,898,000. Of these amounts, 29,796 Units representing an aggregate purchase price of $29,796,000 and 36,102 Units representing an aggregate purchase price of $36,102,000 were received by the Fund and FCP, respectively.

         A special meeting of the Fund's Limited Partners was held on October 1, 1993. At the meeting, the Limited Partners approved the extension of the Fund's investment period until December 31, 1995 and the adoption of a fundamental policy of periodic unit repurchases. In connection with the adoption of the repurchase policy, each $1,000 Unit was redenominated into fifty $20 Units. After giving effect to this redenomination, the Fund had 1,489,800 Units outstanding as of October 1, 1993.

         Pursuant to the terms of the repurchase policy, the Fund will annually offer to repurchase from its Limited Partners up to 7.5% of its outstanding Units for an amount equal to the current net asset value per Unit, net of a fee (not to exceed 2%) to be retained by the Fund to offset expenses incurred in connection with the repurchase offer. If the number of tendered Units in any year exceeds 7.5% of the outstanding Units, the Fund's General Partners may vote to repurchase up to an additional 2% of the outstanding Units.

         Repurchases of Units since the adoption of the plan can be summarized as follows:

                                                    Units Repurchased                     Net Asset Value per Unit
                                            ------------------------------------          -------------------------
                                                                 Percentage
         Date of                                               of Outstanding                            Net of the
     Repurchase Offer                       Number                  Units                 Gross             2% Fee
     -----------------                      -------            -----------------          ------         ----------
     November 1993                           61,850                 4.15%                 $18.33           $17.96
     November 1994                          130,951                 9.17%                  18.35            17.98
     November 1995                          100,435                 7.74%                  19.51            19.12

         Each fund's participation in the following portfolio investments is in proportion to the amount of capital that each fund had available for investment at the time each investment was acquired. All amounts shown in this report with respect to investments represent only the Fund's proportionate share of the amounts involved.


Portfolio Investments

         As of December 31, 1995, the Fund held portfolio investments in nine Managed Companies, with an aggregate cost of approximately $14.3 million. As of December 31, 1995, the Fund had no investments in Non-Managed Companies. Managed Companies are those to which significant managerial assistance is offered.

         During the year ended December 31, 1995, the Fund exercised the warrants it held in Protection One, Inc. ("Protection One"), acquired a new portfolio investment in R.B.M. Precision Metal Products, Inc. ("RBM") and acquired two follow-on investments in Canadian's Corp. ("Canadian's") at a total cost of approximately $2.7 million.

         The Fund's subordinated debt investment in Protection One Alarm Monitoring, Inc. ("Protection One Alarm") was prepaid during 1995. In addition, the Fund sold its subordinated debt investment in KB Alloys, Inc. ("KB Alloys"), all of its Carr-Gottstein Foods Co. ("Carr-Gottstein") and Protection One common stock and a portion of its KEMET Corporation ("KEMET") common stock during 1995. In the aggregate, the Fund received approximately $8.4 million in proceeds, including applicable prepayment premiums, from these transactions.

         The Fund's investment period ended on December 31, 1995. Although the Fund is permitted to make additional investments in existing portfolio companies after 1995, the Fund is no longer permitted to acquire investments in new portfolio companies, except to fund commitments made prior to December 31, 1995.

         As of December 31, 1995, the Fund had committed to make new portfolio investments in Atlas Environmental, Inc. ("Atlas"), Monaco Finance, Inc. ("Monaco") and Advantage Funding Group, Inc. ("Advantage"). In addition, the Fund had agreed in principle to a financial restructuring of its LMC Operating Corp. ("LMC") investment, which involves a conversion of the Fund's existing subordinated debt and warrants into preferred stock and a follow-on investment in LMC for the purchase of new common stock. If these investments were ultimately funded at the expected amounts, the Fund would have utilized all of the capital that was available for investment as of December 31, 1995.

         As discussed below, the Atlas and LMC investments were acquired by the Fund during January and February 1996, respectively. The proposed Monaco investment is still subject to various contingencies. The proposed Advantage investment was abandoned during 1996. The portion of the Fund's available capital that had been reserved for the Advantage investment is now reserved to fund the Fund's 1996 annual repurchase offer.

                        New Portfolio Investments in 1994

         R.B.M. Precision Metal Products, Inc. On May 24, 1995, the Fund invested $1,264,200 in RBM. The investment consisted of $1,290,000 of 13.00% Senior Subordinated Secured Notes due May 24, 2002, with warrants to acquire common stock.

         RBM, headquartered in Colorado Springs, Colorado, is a manufacturer of precision sheet metal enclosures, chassis and assemblies for business machines. Its principal customer is Hewlett Packard.


                          Follow-On Investments in 1994

         Canadian's Corp. During September 1994, the Fund invested $1,798,000 in Canadian's and its parent company, Canadian's Holdings, Inc. ("Canadian's Holdings"). The investment consisted of (a) $1,624,000 of Canadian's 13.50% Subordinated Notes with warrants to acquire common stock and (b) $232,000 of Canadian's Holdings 12.00% Exchangeable Redeemable Debentures that are convertible into Canadian's common stock. Both the Notes and the Debentures also bear contingent additional interest to be computed under specified formulas. Canadian's emerged from Chapter 11 bankruptcy proceedings in conjunction with the restructuring in which the Fund participated.

         During December 1994, the Fund made a follow-on investment of $802,190 in Canadian's and Canadian's Holdings. The investment consisted of (a) $768,000 of Canadian's 13.50% Subordinated Notes with warrants to acquire common stock and (b) $59,000 of Canadian's Holdings 12.00% Exchangeable Redeemable Debentures that are convertible into Canadian's common stock. Both the Notes and Debentures also bear contingent additional interest to be computed under specified formulas. The proceeds from the Fund's investment was used by Canadian's as a portion of the capital needed to finance the acquisition of store leases, a computer system, point-of-sale terminals and store fixtures from The Ormonds Shops, Inc., a retailer operating under the protection of the federal bankruptcy laws.

         During May 1995, the Fund made a second follow-on investment of $117,000 in Canadian's. The investment consisted of $130,000 of floating rate Promissory Notes, with warrants to purchase common stock. The Funds and certain of Canadian's equity investors provided loans to the company in order to fund working capital shortages at the company.

         During September 1995, the Fund made a third follow-on investment of $1,369,166 in Canadian's. This investment consisted of a Collateralized Loan Guarantee earning interest at 13.75% and stock in Canadian's Holdings. In addition, the Fund received stock in Canadian's Holdings for all of the existing warrants previously held by the Fund. This debt investment is senior to all of Canadian's other debt, except for its revolving credit facility.

         Canadian's, headquartered in Fairfield, New Jersey, is a specialty retailer of moderately priced junior women's apparel and accessories.

         As discussed in Item 7 of this Report, "Management's Discussion and Analysis of Financial Condition and Results of Operations", on February 21, 1996, Canadian's and Canadian's Holdings both filed for Chapter 11 bankruptcy protection. The Fund has written its Candian's investment down to a negligible amount at December 31, 1995.


                  Dispositions of Portfolio Investments in 1994

         KEMET Corporation The Fund acquired various subordinated debt and equity investments in KEMET and its subsidiary, KEMET Electronics Corporation ("KEMET Electronics"), during 1991 and 1993.

         During October 1992, KEMET completed an initial public offering ("IPO") of its common stock. The stock trades on the NASDAQ National Market System under the symbol "KMET". During June 1993, KEMET Electronics prepaid its subordinated notes which the Fund held following the successful completion of a secondary stock offering. As of December 31, 1993, the Fund continued to hold the common stock and warrants of KEMET, representing a total of 135,864 shares.

         During 1994, the Fund exercised its warrants and sold 56,336 shares of the common stock, realizing total sales proceeds of $1,261,685. As of December 31, 1994, the Fund owned 76,528 shares of KEMET common stock.

         The Fund periodically sold additional shares of KEMET common stock during 1995. During February 1995, the Fund sold 8,705 shares at an average net sales price of approximately $31.00. During April and May 1995, the Fund sold 37,080 shares at an average net sales price of approximately $43.93. During July 1995, the Fund sold 7,913 shares at an average net sales price of approximately $67.47. Following a two-for-one stock split, an additional 22,604 shares were sold during November 1995 at an average net sales price of approximately $34.91. The Fund has 23,056 shares of KEMET stock remaining as of December 31, 1995. The Fund's cost basis in its KEMET stock is approximately $.35 per share. At December 31, 1995, the stock closed at $24.00 (an average of the closing bid and ask prices).

         KEMET, headquartered in Greenville, South Carolina, is a leading manufacturer and distributor of both solid tantalum and monolithic ceramic capacitors used as components in circuit boards.

         Protection One Alarm Monitoring, Inc. During 1993, the Fund invested $917,000 in Protection One Alarm and its parent company, Protection One. The investment consisted of $917,000 aggregate principal amount of 12.00% Senior Subordinated Notes due November 1, 2003, with warrants to purchase common stock in the parent company.

         During September 1994, Protection One completed an IPO of its common stock. The stock trades on the NASDAQ National Market System under the symbol "ALRM". During May 1995, Protection One Alarm prepaid the $917,000 of 12.00% Senior Subordinated Notes that the Fund held, at par, along with a prepayment premium of $45,850.

         During July 1995, the Fund exercised the warrants it held, receiving 15,405 shares of Protection One common stock. During November 1995, the Fund sold all of its Protection One stock, receiving $124,173 of sales proceeds.

         Protection One is a Portland, Oregon-based security alarm company operating in five western states.

         Carr-Gottstein Foods Company During 1990, the Fund purchased subordinated notes and common stock in Carr-Gottstein. During July 1993, Carr-Gottstein prepaid the subordinated notes following a sucessful IPO of its common stock. The stock trades on the New York Stock Exchange under the symbol "CGF".

         The Fund continued to hold 147,678 shares of Carr-Gottstein common stock until 1995. During October 1995, Carr-Gottstein announced that it was offering to purchase up to 7,500,000 (approximately 49%) of its outstanding shares at a purchase price of $11.00 per share. The day before the offer, the stock was trading at $6.125 per share. The Fund tendered all of its 147,678 shares, of which 73,674 shares were repurchased by the Company for a total consideration of $810,414. The Fund sold its remaining shares in the open market shortly after the tender offer was completed. The Fund received a total of $386,604 for the remaining 74,004 shares.

         Carr-Gottstein has been the leading food and drug retailer in Alaska since 1915 and is the largest private employer in Alaska.

         KB Alloys, Inc. During 1993, the Fund invested $2,878,978 in KB Alloys. The investment consisted of $2,938,997 aggregate principal amount of 20.00% Senior Subordinated Notes due June 30, 2001. KB Alloys is required to pay 13.00% interest currently, while the remaining 7.00% of the interest may be deferred at the borrower's option. During any period in which the payment of interest is deferred, the interest rate on the notes increases from 20.00% to 21.00%. To date, KB Alloys has elected to defer payment of the interest.

         During December 1995, the Fund sold these notes to an unrelated institutional investor at a price of $3,302,956. As described above, KB Alloys was paying current interest on these notes at a rate of 13% per annum and, in addition, the Fund was accruing a deferred interest component at a rate of 8% per annum. The accrued deferred interest totaled $600,862 at the date of the sale. The sales price was less than the sum of the amortized cost of the notes and the total accrued interest, resulting in a book loss of $190,369. This book loss was recorded in the financial statements as an adjustment of interest income.

         KB Alloys, headquartered in Reading, Pennsylvania, is a leading North American manufacturer of aluminum master alloys. Master alloys are added during the production of aluminum to enhance or supply physical properties and to function as a hardener, refiner or promoter of electrical conductivity. The company has manufacturing facilities in Kentucky and Washington.


                       1995 Commitments Funded During 1996

         Atlas Environmental, Inc. On January 25, 1996, the Fund invested $3,200,602 in Atlas. The investment consists of $3,265,920 of 13.5% Senior Subordinated Secured Notes due January 19, 2003, with warrants to acquire 338,423 shares of common stock. The warrants have an exercise price of $8.00 per share. The Atlas common stock is currently traded over the counter on a limited basis with quotations provided via the OTC Bulletin Board under the symbol "ATEV".

         Atlas, headquartered on Plantation Florida, is a holding company that owns and manages companies in certain segments of the environmental services industry.

         LMC Operating Corp. On June 10, 1994, the Fund invested $2,348,080 in LMC. The investment consisted of $2,396,000 of 13.00% Senior Subordinated Notes due May 31, 1999 with warrants to acquire common stock.

         LMC paid the 1995 interest payments on the Senior Subordinated Notes held by the Fund out of an escrow account which was established and funded in connection with the Fund's acquisition of the notes. The escrow account was established to fund the interest payments in the event LMC was otherwise unable to fund the payment.

         On February 9, 1996, the Fund participated in a financial restructuring of its LMC investment. The Fund converted its existing LMC subordinated debt and warrants into preferred stock and made a follow-on investment for the purchase of $454,546 of new common stock. As a result of the restructuring, the Fund increased its ownership of LMC from approximately 12% to approximately 23%.

         LMC, headquartered in Logan, Utah, is the leading U.S. manufacturer of light track vehicles. These vehicles are primarily used as snow-groomers and have several alternative uses including infrastructure development and maintenance in remote locations, right-of-way cleanup, search and rescue and military troop deployment. Primary purchasers of the vehicles include ski resorts, utility companies and various governmental agencies.



                           Other Portfolio Investments

         Neodata Services, Inc. ("Neodata Services") During 1991, the Fund purchased subordinated notes in Neodata Services and warrants to purchase common stock of Neodata Corporation ("Neodata"), the parent company of Neodata Services.

         During 1992, Neodata raised additional equity via a rights offering to existing shareholders. The

Fund elected to purchase additional common stock in the rights offering in order to maintain its existing ownership position in Neodata.

         During May 1993, Neodata Services prepaid the subordinated notes that the Fund held following a successful refinancing of the Company's debt at a lower interest rate.

         During November 1994, Neodata's stockholders approved a recapitalization of the company. Pursuant to the terms of the recapitalization plan, the Fund received a combination of 10.00% Class A convertible preferred stock and new common stock in exchange for its old common stock and warrants.

         The Neodata stock was written down to a negligible amount at March 31, 1995. The Fund has consistently valued this investment based upon a multiple of Neodata's cash flow. Because Neodata's long-term debt presently provides for the accrual, rather than current payment, of interest, the Company's debt has grown to a level which now exceeds the Fund's valuation.

         Neodata, headquartered in Louisville, Colorado, is the largest contract fulfillment company in the world and a leader in providing fulfillment and marketing services to the magazine publishing industry.

         Huntington Holdings, Inc. During 1992, the Fund purchased subordinated notes and warrants to purchase common stock in Huntington. During February 1994, Huntington prepaid the subordinated notes that the Fund held.

         The Fund continued to hold the warrants to purchase common stock until 1996. During December 1995, Huntington entered into a letter of intent, under the terms of which all Huntington stock would be sold for cash. The sale was consummated during February 1996. The Fund's share of the actual sales proceeds totaled $1,247,229, of which $1,089,896 was received during February 1996. The balance is being held in escrow to fund various transaction expenses and potential contingent purchase price adjustments, and as collateral for potential claims of the buyer with respect to representations made by the selling shareholders, including the Fund. The escrow amount must be maintained for a two year period. The Fund valued the Huntington warrants at December 31, 1995 at an amount approximately equal to 75% of the ultimate sales proceeds (not including the Fund's share of the escrow) due to the inherent uncertainty that existed at that time as to whether the sale would actually be consummated.

         Pursuant to the terms of the Fund's agreement with Huntington, under certain circumstances the number of shares issuable upon exercise of the warrants held by the Fund increased periodically. The last such increase occurred on August 1, 1995 when the Fund received the rights to an additional
27.7 shares.

         Huntington, headquartered in Huntington, Indiana, is one of the largest manufacturers and marketers of maintenance and cleaning chemicals in North America. Huntington produces a wide range of intermediate and final-stage cleansers, sterilants and disinfectants for use by hospitals, schools, nursing homes and various industries.

         Amity Leather Products Co. During 1992, the Fund purchased subordinated notes, warrants to purchase Class B common stock and Class A common stock in Amity. During August 1994, Amity prepaid the subordinated notes that the Fund held.

         The Fund continues to hold the Class A common stock and the warrants to purchase Class B common stock. As of December 31, 1995, the Fund had recorded $719,828 of net unrealized appreciation in the value of its remaining Amity investment.

         Amity manufactures men's and ladies' fine personal leather goods and distributes these products to department stores, mass merchandisers and company-owned Wallet Works stores. Amity markets its products under the brand names of Rolfs, Amity and LaGarde. Headquartered in West Bend, Wisconsin, the Company was founded in 1915 and was family-controlled prior to a management buyout in 1992.

         Elgin National Industries, Inc. ("Elgin") During 1993, the Fund invested $5,694,073 in Elgin and its parent company, ENI Holding Corp. ("ENI"). The investment consisted of
(a) $5,023,926 of Elgin's 13.00% Senior Subordinated Notes due September 1, 2001 with warrants to purchase common stock in ENI and (b) $587,610 of ENI 10.00% preferred stock and (c) $40,381 of ENI common stock.

         The Fund continues to hold its entire investment in Elgin and ENI. As of December 31, 1995, the Fund had recorded $133,191 of unrealized appreciation in the ENI preferred stock.

         Elgin, headquartered in Chicago, Illinois, is a diversified industrial company that is organized into three distinct segments. The Industrial Products Group manufactures specialty industrial threaded fasteners. The Manufacturing Group manufactures machinery and equipment for niches in coal and other mineral processing markets. The Engineering and Construction Group provides a full range of engineering, design and construction management services, including serving as a general contractor under turn-key design and build contracts.

         Mobile Technology, Inc. ("MTI") During 1991, the Fund purchased subordinated notes in MTI and various equity securities in MTI's parent company, MTI Holdings, Inc.

         The Fund stopped accruing interest on the MTI notes that it held, effective October 1, 1992. During the fall of 1992, MTI notified its lenders that it would probably be unable to meet its debt amortization and interest obligations during 1993. In January 1993, MTI confirmed its inability to pay and commenced restructuring negotiations with its various lenders outside of bankruptcy proceedings. These restructuring negotiations were successfully completed and the restructuring was consummated during July 1994. Pursuant to the terms of the restructuring, the Fund and MTI's other subordinated lenders exchanged their subordinated notes for common stock in a new holding company, MTI Holdings II, Inc. ("MTI II"), which now owns 100% of MTI. The Fund also received a minimal number of additional shares of MTI II common stock on December 28, 1994 in connection with the liquidation of MTI Holdings, Inc., the original holding company.

         The Fund recognized a realized loss of $3,291,003 during 1994 as a result of the restructuring. The Fund also recorded an unrealized loss of $206,131 in the value of the MTI II stock as of December 31, 1994.

         MTI is a provider of magnetic resonance imaging and computed tomography mobile shared-services.


Competition

         The Fund competes with other entities having similar investment objectives. In addition, because all investments are selected and managed exclusively by the Investment Adviser on behalf of the Fund, any other entities that compete with the Investment Adviser for mezzanine investments, therefore, indirectly compete with the Fund. These competitors include other leveraged acquisition partnerships, other business development companies, investment partnerships and corporations, small business investment companies, and large industrial and financial companies investing directly or through affiliates and individuals. Some of these competitors have more experience with investments similar to those sought by the Funds, greater financial resources and more personnel than the Funds and/or the Investment Adviser. To the extent that there is more competition for investments, the yield available to mezzanine investors may decrease.


Employees

         The Fund has no employees. As discussed above, the Managing General Partner manages the Fund's investments, subject to the supervision of the Independent General Partners, and performs services on behalf of the Fund. The General Partners are entitled to certain fees and reimbursements of certain out-of-pocket expenses incurred in connection with the performance of these management services. See Item 10 of this Report, "Directors and Executive Officers of the Registrant" and Item 13 of this Report, "Certain Relationships and Related Transactions".

Item 2. Properties

         The Fund does not own or lease any physical properties.


Item 3. Legal Proceedings

         There are no material legal proceedings pending directly against the Fund.

         As previously reported, FCM, the Managing General Partner of the Fund, had been named as a defendant in a class action lawsuit against PaineWebber Incorporated ("PaineWebber") and a number of its affiliates concerning its sale of 70 different limited partnerships and other direct investment programs, including the offering of the Units. Plaintiffs in the lawsuit allege, among other things, that the defendants violated federal securities laws and committed common law fraud in the marketing of direct investments.

         On May 30, 1995, the United States District Court for the Southern District of New York entered an order certifying the class and dismissing the class action against FCM without prejudice. PaineWebber and Mezzanine Capital Corporation, a minority general partner in FCM and an affiliate of PaineWebber, remain as defendants.

         During January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation that the parties expect to submit to the court for its consideration and approval within the next several months. Until a definitive settlement and plan of allocation is approved by the court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to unitholders in the Fund.

         During February 1996, approximately 150 plaintiffs filed an action in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchase of various limited partnership interests. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages.

         The Fund was not named as a defendant in either lawsuit. However, pursuant to certain contractual arrangements between FCM and PaineWebber in connection with the offering of the Units, the Fund may be required to indemnify PaineWebber and its affiliates for their costs and liability inconnection with any class action claims relating to the Fund. FCM believes that the Fund's exposure with respect to the indemnity will not have any material adverse effect on the Fund's financial condition.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Limited Partners of the Fund, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1995.

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         There is no organized trading market for the purchase and sale of the Units and certain measures have been adopted and implemented to assure that no such organized trading market will develop.

         The Fund's Limited Partners adopted a periodic unit repurchase plan during 1993. Pursuant to the terms of the repurchase policy, the Fund will annually offer to purchase from its Limited Partners, up to 7.5% of its outstanding Units for an amount equal to the current net asset value per Unit, net of a fee (not to exceed 2%) to be retained by the Fund to offset expenses incurred in connection with the repurchase offer. If the number of tendered Units in any year exceeds 7.5% of the outstanding Units, the Fund's General Partners may vote to repurchase up to an additional 2% of the outstanding Units.

         Repurchases of Units since the adoption of the plan can be summarized as follows:

                                                    Units Repurchased                     Net Asset Value per Unit
                                            ------------------------------------          -------------------------
                                                                 Percentage
         Date of                                               of Outstanding                  Net of the
     Repurchase Offer                       Number                  Units                 Gross            2% Fee
     -----------------                      -------            -----------------          ------          -------
     November 1993                           61,850                 4.15%                 $18.33           $17.96
     November 1994                          130,951                 9.17%                  18.35            17.98
     November 1995                          100,435                 7.74%                  19.51            19.12

         As of March 1, 1996 the number of Limited Partners of record was approximately 2,900.

         The Fund made the following distributions to its partners with respect to 1994 and 1995:

                  Quarter During                Total             Amount of
                 Which Distributed            Amount of         Distribution
                Cash was Generated          Distribution*       Per $20 Unit        Payment Date
                ------------------          --------------     --------------       ------------
                1st Quarter 1994              $649,068              $.45            May 13, 1994

                2nd Quarter 1994               649,068               .45            August 12, 1994

                3rd Quarter 1994               649,068               .45            November 11, 1994

                4th Quarter 1994               589,545               .45            February 14, 1995

                1st Quarter 1995               393,030               .30            May 12, 1995

                2nd Quarter 1995               393,030               .30            August 14, 1995

                3rd Quarter 1995               393,030               .30            November 14, 1995

                4th Quarter 1995               362,595               .30            February 14, 1996

         * Includes distributions to the Managing General Partner in an amount equal to 1.0% of the total distribution.

         Cash distributions for 1994 were paid out of current net investment income (69.3%) and gains from capital transactions (30.7%). Cash distributions for 1995 were paid entirely out of current net investment income.

         The Fund expects 1996 distributions, beginning with the distribution payable during May 1996, to be made at a 6% distribution rate ($.30 per Unit per quarter) or greater. The Fund's investment period ended on December 31, 1995. Although the Fund is permitted to make additional investments in existing portfolio companies after 1995, the Fund is no longer permitted to acquire investments in new portfolio companies, except to fund commitments made prior to December 31, 1995. This will impact the amount of the Fund's quarterly distributions for 1996 and subsequent years because all proceeds from future dispositions or maturities of investments will be distributed to investors, except to the extent the cash is needed to fund the annual repurchase offer or to fund any follow-on investments that the Fund may make in existing portfolio companies.

         As of December 31, 1995, the Fund had committed to make three new portfolio investments. In addition, the Fund had agreed in principle to a financial restructuring of LMC, which involves a conversion of the Fund's existing subordinated debt and warrants into preferred stock and a follow-on investment in LMC for the purchase of new common stock.

         As discussed above in Item 1 of this Report, "Business", one of the committed investments was acquired during January 1996, and a second investment is still pending (subject to various contingencies). In addition, the follow-on investment in LMC was made during February 1996. The third committed investment was abandoned. The portion of the Fund's available capital that had been reserved for the abandoned investment is now reserved to fund the Fund's 1996 annual repurchase offer.


Item 6. Selected Financial Data

         The following selected financial data of the Fund has been derived from the financial statements for the indicated periods. The information set forth below should be read in conjunction with the Fund's financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Items 8 and 7, respectively, of this Report.

                                                                           As of December 31
                                                                       or Year Ended December 31
                                                ------------------------------------------------------------------
                                                    1995            1994          1993           1992         1991
                                                    ----            ----          ----           ----         ----
                                                                (in thousands, except per Unit amounts)
    Total Investment Income                     $  2,268         $ 2,335       $ 2,587        $ 3,627      $ 3,159
    Net Investment Income                          1,726           1,758         1,972          3,046        2,607
    Net Realized and Unrealized
      (Loss) Gain on Investments                 (2,326)           1,505           148            424            -
    Cash Distributions Declared
      to Partners                                  1,542           2,537         2,681          2,709        2,370
    Repurchase of Units                            1,959           2,403         1,134                           -
    Total Assets                                  20,321          24,694        26,362         28,106       27,315
    Net Assets                                    19,873          23,974        25,651         27,345       26,584
    Value of Investments                          20,025          23,454        25,213         27,582       26,342

Per Unit of Limited Partnership Interest:(1)
    Net Investment Income                           1.33(2)        1.23(2)       1.32(2)         2.03         1.73
    Net Realized and Unrealized
      (Loss) Gain on Investments                   (1.79)(2)       1.06(2)        .10(2)          .28            -
    Cash Distributions Declared
      to Partners(3)                                1.20           1.80           1.80           1.80         1.57
    Net Asset Value                                16.61          18.47          17.96          18.35        17.84

---------------

(1) Effective October 1, 1993, each $1,000 Unit was redenominated into fifty $20 Units. All amounts shown for prior years have been restated to give effect to this redenomination.

(2) Calculated using the weighted average number of Units outstanding during the years ended December 31, 1995, 1994 and 1993 of 1,285,717, 1,413,240 and 1,482,514, respectively.

(3) Distribution amounts are reflected during the period in which the cash for the distribution was generated. A portion of the actual cash distributions are paid subsequent to such period.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

         During 1990, the Fund completed a public offering of its Units. Net offering proceeds available to the Fund, after deducting commissions and other offering costs, totaled $26,298,970.

         The Fund is prohibited by the terms of its Partnership Agreement from borrowing funds for operational purposes.

         The Fund's Limited Partners adopted a periodic unit repurchase plan during 1993. Pursuant to the terms of the repurchase policy, the Fund will annually offer to purchase from its Limited Partners, up to 7.5% of its outstanding Units for an amount equal to the current net asset value per Unit, net of a fee (not to exceed 2%) to be retained by the Fund to offset expenses incurred in connection with the repurchase offer. If the number of tendered Units in any year exceeds 7.5% of the outstanding Units, the Fund's General Partners may vote to purchase up to an additional 2% of the outstanding Units.

         Repurchases of Units since the adoption of the plan can be summarized as follows:

                                                    Units Repurchased                     Net Asset Value per Unit
                                            ------------------------------------          -------------------------
                                                                 Percentage
         Date of                                               of Outstanding                            Net of the
     Repurchase Offer                       Number                  Units                 Gross            2% Fee
     -----------------                      -------            -----------------          ------         ----------
   November 1993                             61,850                 4.15%                 $18.33           $17.96
   November 1994                            130,951                 9.17%                  18.35            17.98
   November 1995                            100,435                 7.74%                  19.51            19.12

         As of December 31, 1995, the Fund held portfolio investments in nine Managed Companies, with an aggregate cost of approximately $14.3 million. These portfolio investments, which were made from net offering proceeds and the reinvestment of proceeds from the sale of other portfolio investments, represent approximately 57.3% of the Fund's net assets. When acquired, these portfolio investments generally consisted of high-yield subordinated debt, linked with an equity participation or a comparable participation feature. These securities were typically issued in private placement transactions and were subject to certain restrictions on transfer or sale, thereby limiting their liquidity. A number of the portfolio companies have prepaid their subordinated debt that the Fund held. In addition, three of the portfolio companies have successfully completed IPOs of their stock. The Fund has sold the stock it held in these three compainies, except for a portion of its KEMET stock.

         As of December 31, 1995, the Fund's remaining assets were invested in short-term commercial paper. These funds are available for investment, for distribution to the partners or to fund the annual repurchase offer.

         During the year ended December 31, 1995, the Fund exercised the Protection One warrants it held, acquired a new portfolio investments in RBM and acquired two follow-on investments in Canadian's at a total cost of approximately $2.7 million.

         The Fund's subordinated debt investment in Protection One Alarm was prepaid during 1995. In addition, the Fund sold its subordinated debt investment in KB Alloys, all of its Carr-Gottstein and Protection One common stock and a portion of its KEMET common stock during 1995. In the aggregate, the Fund received approximately $8.4 million in proceeds, including applicable prepayment premiums, from these transactions.

         Accrued interest receivable decreased $404,333 from $521,794 at December 31, 1994 to $117,461 at December 31, 1995. This decrease resulted primarily from the sale of the Fund's subordinated debt investment in KB Alloys during 1995 and the placing of the LMC subordinated debt on non-accrual status effective December 1, 1995. Under the terms of KB Alloys notes, a portion of the interest could be deferred at KB Alloys' option. As of December 31, 1994, KB Alloys had elected to defer payment of $381,825 of interest, which was included in the accrued interest receivable amount at December 31, 1994. As discussed below, the Fund stopped accruing interest on the LMC subordinated debt as a result of a commitment made by the Fund during November 1995 to exchange its LMC debt investment for LMC preferred stock as part of a financial restructuring of LMC.

         Other assets decreased $541,826, from $544,921 at December 31, 1994 to $3,095 at December 31, 1995. The balance at December 31, 1994 included a $532,452 receivable from the sale of KEMET common stock during December 1994. This amount was received by the Fund during January 1995. This decrease also resulted from a small decrease in prepaid expenses and the amortization of deferred organization expenses.

         Prepaid interest income decreased from $52,635 at December 31, 1994 to zero at December 31, 1995. This prepaid interest income was related to the Canadian's 13.50% Subordinated Notes, which required interest to be paid quarterly, in advance, to the Fund. Effective June 1, 1995, the notes were amended to provide for the interest to be paid monthly, in advance, on the first day of each month. The Fund placed these notes on non-accrual status effective December 1, 1995.

         Distributions payable to partners decreased $226,950, from $589,545 at December 31, 1994 to $362,595 at December 31, 1995. This decrease resulted primarily from a decrease in the quarterly distribution rate from $.45 per Unit to $.30 per Unit. The decrease also reflects a decrease in the number of outstanding Units as a result of the repurchase of Units by the Fund during November 1995.

         For 1995, the Fund declared cash distributions to its partners in the aggregate amount of $1,541,685. The distributions were paid in four equal (on a per-Unit basis) quarterly payments during the months of May, August and November 1995 and February 1996. Each of the distributions was equal to an annualized rate equal to 6% of contributed capital ($.30 per Unit) and were paid entirely out of current net investment income.

         The Fund expects 1996 distributions, beginning with the distribution payable during May 1996, to be made at a 6% distribution rate ($.30 per Unit per quarter) or greater. The Fund's investment period ended on December 31, 1995. Although the Fund is permitted to make additional investments in existing portfolio companies after 1995, the Fund is no longer permitted to acquire investments in new portfolio companies, except to fund commitments made prior to December 31, 1995. This will impact the amount of the Fund's quarterly distributions for 1996 and subsequent years because all proceeds from future dispositions or maturities of investments will be distributed to investors, except to the extent the cash is needed to fund the annual repurchase offer or to fund any follow-on investments that the Fund may make in existing portfolio companies.

         As of December 31, 1995, the Fund had issued commitments to make three new portfolio investments. In addition, the Fund had agreed in principle to a financial restructuring of LMC, which involves a conversion of the Fund's existing subordinated debt and warrants into preferred stock and a follow-on investment in LMC for the purchase of new common stock.

         As discussed above in Item 1 of this Report, "Business", one of the committed investments was acquired during January 1996, and a second investment is still pending (subject to various contingencies). In addition, the follow-on investment in LMC was made during February 1996. The third committed investment was abandoned. The portion of the Fund's available capital that had been reserved for the abandoned investment is now reserved to fund the Fund's 1996 annual repurchase offer.

         FCM had been named as a defendant in a class action lawsuit brought in March 1995 against PaineWebber Incorporated and a number of it affiliates concerning the sale of 70 different limited partnerships and other direct investment programs. During May 1995, the Court entered an order certifying the class and dismissing the class action against FCM without prejudice.

         During January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation which the parties expect to submit to the court for its consideration and approval within the next several months. Until a definitive settlement and plan of allocation is approved by the court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to unitholders in the Fund.

         A similar, though smaller, suit was filed against PaineWebber and various affiliated entities ( not including FCM) during February 1996 in a California state court.

         FCM believes that this litigation will be resolved without any material adverse effect on the Fund's financial condition.


Results of Operations

Investment Income and Expenses

         The Fund's investment income consists primarily of interest income earned from the various debt investments which have been acquired by the Fund. Major expenses include the investment advisory fee, fund administration fee, professional fees and administrative expenses.

1995 Compared to 1994

         The Fund's net investment income was $1,725,971 for the year ended December 31, 1995 on total investment income of $2,268,159 as compared to net investment income of $1,758,135 on total investment income of $2,335,311 for the prior year. Net investment income per limited partnership unit increased from $1.23 to $1.33, and the ratio of net investment income to average net assets increased from 6.91% to 7.22% for the year ended December 31, 1995 in comparison to the prior year.

         Although total net investment income decreased from 1994 to 1995, net investment income per limited partnership unit increased. This occurred because of a decrease in the weighted average number of limited partnership units outstanding, which resulted from the repurchase of Units by the Fund during both November 1994 and 1995.

         Net investment income for the year ended December 31, 1995 decreased primarily as a result of a decrease in investment income. The negative effect of the decrease in investment income was partially offset by a decrease in total expenses.

         Investment income decreased $67,152, or 2.9%, for the year ended December 31, 1995 in comparison to the prior year. This decrease resulted primarily from the $190,369 loss on the sale of the receivable for deferred interest due from KB Alloys, which was recorded as a reduction of interest income. In addition, there was a decrease from 1994 to 1995 in the amount of the Fund's average net assets and the Fund stopped accruing interest on its subordinated debt investments in Canadian's and LMC (see discussion below). The negative effect of these three items was partially offset by higher interest rates on both the Fund's temporary and subordinated debt investments.

         The Fund had average net assets of approximately $23.9 million during the year ended December 31, 1995 as compared to approximately $25.4 million during the prior year. This 5.9% decrease in average net assets occurred primarily as a result of the Fund's repurchase of its Units during both November 1994 and 1995. The negative effect of the repurchase of Units was partially offset by net gains achieved with respect to the Fund's investments (primarily the KEMET common stock).

         Total expenses decreased $34,988, or 6.1%, for the year ended December 31, 1995 in comparison to the prior year. This percentage decrease was greater than the 5.9% decline in the Fund's average net assets from 1994 to 1995. This decrease resulted primarily from decreases in investment advisory fees and other expenses. The investment advisory fees decreased as a result of the repurchase of Units during November 1994 and 1995 and the realization during July 1994 of the loss on the Fund's MTI investment. Both the repurchase of Units and the realization of the MTI loss decreased the amount of the Fund's available capital (as defined in the Partnership Agreement) which is the base with respect to which the investment advisory fees are calculated. Other expenses decreased primarily as a result of a decrease in consulting fees. These decreases were partially offset by an increase in professional fees.

1994 Compared to 1993

         The Fund's net investment income was $1,758,135 for the year ended December 31, 1994 on total investment income of $2,335,311 as compared to net investment income of $1,971,612 on total investment income of $2,587,285 for the prior year. Net investment income per limited partnership unit decreased from $1.32 to $1.23, and the ratio of net investment income to average net assets decreased from 7.28% to 6.91% for the year ended December 31, 1994, in comparison to the prior year.

         Net investment income for the year ended December 31, 1994 decreased primarily as a result of a decrease in investment income.

         Investment income decreased $251,974, or 9.74%, for the year ended December 31, 1994 in comparison to the prior year. This decrease resulted primarily from a decrease of approximately 6.0% in the Fund's average net assets. The decrease in average net assets was primarily a result of the repurchase of Units by the Fund during both November 1993 and 1994. In addition, there was an increase from 1993 to 1994 in the relative portion of the Fund's total net assets that were invested in lower-yielding temporaryinvestments and non-income producing equity investments and a decrease in the portion invested in higher-yielding subordinated debt investments. The negative effect of these items was partially offset by higher interest rates obtained in recent months on the Fund's temporary investments.

         Total expenses decreased $38,497, or 6.3%, for the year ended December 31, 1994 in comparison to the prior year. This aggregate decrease was slightly greater than the 6.0% percentage decline in the Fund's average net assets from 1993 to 1994. The decrease resulted primarily from decreases in investment advisory fees, professional fees and other expenses. The investment advisory fees decreased as a result of the repurchase of Units during November 1993 and 1994 and the realization during July 1994 of the loss on the Fund's MTI investment (see above discussion). Both the repurchase of Units and the realization of the MTI loss decreased the amount of the Fund's available capital (as defined in the Partnership Agreement), which is the base with respect to which the investment advisory fees are calculated. The decrease in professional fees and other expenses resulted primarily from legal fees and other costs incurred during 1993 in connection with the preparation of the proxy and consent solicitation.

Net Realized Gain (Loss) on Investments

         The Fund realized gains of $899,531 during the year ended December 31, 1993, net losses of $2,089,653 during the year ended December 31, 1994 and gains of $3,790,988 during the year ended December 31, 1995.

         The realized gains for 1993 consisted of gains, including applicable prepayment premiums, resulting from the prepayment by Neodata, KEMET Electronics and Carr-Gottstein of subordinated notes which were held by the Fund. During 1994, the Fund realized gains, including applicable prepayment premiums, resulting from the prepayment by Huntington and Amity of subordinated notes that were held by the Fund and the sale of a portion of the KEMET common stock that was held by the Fund. The Fund also recognized a substantial realized loss as a result of MTI's financial restructuring which occurred during 1994.

         The realized gains for 1995 resulted from the following transactions:

         On February 28, 1995, the Fund sold 8,705 shares of KEMET common stock. The Fund received $269,333 of sales proceeds, resulting in a realized gain of $263,165.

         During April and May 1995, the Fund sold an additional 37,080 shares of KEMET common stock. The Fund received $1,629,089 of sales proceeds, resulting in realized gains of $1,602,802.

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

         On October 13, 1995, Carr-Gottstein announced that it was offering to purchase approximately 49% of its outstanding shares at a purchase price of $11.00 per share. The day before the offer, the stock was trading at $6.125 per share. The Fund tendered all of its 147,678 shares, of which 73,674 shares were repurchased by the company for a total amount of $810,414. The Fund sold its remaining shares in the open market shortly after the tender offer was completed. The Fund received $386,604 for the remaining 74,004 shares. In total, the Fund realized a gain of $458,624 from the disposition of its Carr-Gottstein stock.

         On November 6, 1995, the Fund sold 22,604 shares of KEMET common stock. The Fund received $789,049 of sales proceeds resulting in a realized gain of $781,040.

         During November 1995, the Fund sold all of its Protection One common stock. The Fund received $124,136 of sales proceeds resulting in a realized gain of $39,152.

         On December 4, 1995, the Fund sold the $2,938,997 of KB Alloys Senior Subordinated Term Notes it held to an unrelated institutional investor at a price of $3,302,956. KB Alloys was paying current interest on these notes at a rate of 13% per annum and, in addition the Fund was accruing a deferred interest component at a rate of 8% per annum. At the date of the sale, the notes had an amortized cost of $2,892,463 and accrued deferred interest totaled $600,862. Thus, the sales price was $190,369 less than the sum of the amortized cost of the notes and the accrued deferral interest. The $190,369 was recorded as an adjustment to interest income.

Net Unrealized Gain (Loss) on Investments

         FCM values the Fund's portfolio investments on a weekly basis utilizing a variety of methods. For securities that are publicly traded and for which market quotations are available, valuations are set by the closing sales, or an average of the closing bid and ask prices, as of the valuation date.

         Fair value for securities that are not fully traded in any liquid public markets or that are privately held are determined pursuant to valuation policies and procedures that have been approved by the Independent General Partners and subject to their supervision. There is a range of values that are reasonable for such investments at any particular time. Each such investment is valued initially based upon its original cost to the Fund ("cost method"). The cost method is used until significant developments affecting the portfolio company provide a basis for use of an appraisal valuation. Appraisal valuations are based upon such factors as the portfolio company's earnings, cash flow and net worth, the market prices for similar securities of comparable companies and an assessment of the portfolio company's future financial prospects. In a case of unsuccessful operations, the appraisal may be based upon liquidation value. Appraisal valuations are necessarily subjective. The Fund also may use, when available, third-party transactions in a portfolio company's securities as the basis of valuation ("private market method"). The private market method will be used only with respect to completed transactions or firm offers made by sophisticated, independent investors.

         Prior to 1992, the Fund had recorded cumulative net unrealized gain on investments of $378,571. During 1993, the Fund recorded $452,824 of unrealized gain and $662,221 of unrealized loss on investments. In addition, the Fund disposed of investments during 1993 with respect to which the Fund had recorded $541,751 of unrealized gain during prior years. Therefore, at December 31, 1993, the Fund had net unrealized loss on investments of $372,576.

         During 1994, the Fund recorded $1,721,305 of unrealized gain and $1,052,484 of unrealized loss on investments. In addition, the Fund disposed of investments during 1994 with respect to which the Fund had recorded $2,925,723 of net unrealized loss during prior years. Therefore, at December 31, 1994, the Fund had net unrealized gain on investments of $3,221,968.

         The net decrease in unrealized gain on investments during 1995 and the cumulative net unrealized loss on investments at December 31, 1995, consisted of the following components:

                                                                           Unrealized Gain (Loss) Recorded
                                                                     ---------------------------------------------
                                                                                                       As of
         Portfolio Investment                                        During 1995                 December 31, 1995
       ------------------------                                      -----------                 -----------------
       Unrealized net gain recorded during
         prior years with respect to investments
         disposed of during 1995                                     $(1,927,280)                  $         -
       Neodata                                                          (268,396)                     (278,915)
       KEMET                                                             231,643                       545,175
       Huntington                                                        279,139                       755,321
       Amity                                                              72,307                       719,828
       Elgin / ENI                                                        59,084                       133,191
       LMC                                                              (459,200)                     (459,200)
       MTI                                                                     -                      (206,131)
       Canadian's                                                     (4,103,944)                   (4,103,944)
                                                                     -----------                   ------------
                                                                     $(6,116,647)                  $(2,894,675)
                                                                     ===========                   ===========

         The Neodata stock was written down to a negligible amount at March 31, 1995. The Fund has consistently valued this investment based upon a multiple of Neodata's cash flow. Because Neodata's long-term debt presently provides for the accrual, rather than current payment, of interest, the Company's debt has grown to a level which now exceeds the Fund's valuation.

         KEMET completed an IPO of its common stock on October 21, 1992. KEMET also declared a two-for-one stock split effective September 20, 1995. The stock, which trades on the NASDAQ National Market System, closed at $24.00 (an average of the closing bid and ask prices) on December 31, 1995. This price is up from the closing price (as restated for the two-for-one stock split) of $14.6875 on December 31, 1994. Based on the $24.00 closing trading price of the common stock, the 23,056 shares of common stock that the Fund held at December 31, 1995 had a market value of $553,345.

         During December 1995, Huntington entered into a letter of intent, under the terms of which all Huntington stock would be sold for cash. The sale was consummated during February 1996. The Fund's share of the actual sales proceeds totaled $1,247,229, of which $1,089,896 was received during February 1996. The balance is being held in escrow to fund various transaction expenses and potential contingent purchase price adjustments, and as collateral for potential claims of the buyer with respect to representations made by the selling shareholders, including the Fund. While the escrow amount must be maintained for a two year period, certain of the sellers' representations will survive for longer periods of time, which could result in the Fund being required to reimburse the purchaser for certain costs and expenses after the escrow is released. The Fund valued the Huntington warrants at December 31, 1995 at an amount approximately equal to 75% of the ultimate sales proceeds (not including the Fund's share of the escrow) due to the inherent uncertainty that existed at that time as to whether the sale would actually be consummated.

         The Amity warrants and common stock were written up in value during 1995 to bring Amity's valuation more in line with the valuation of comparable companies in its industry.

         The ENI Holding Corp. preferred stock is being written up in value quarterly to reflect the amount of the cumulative 10% preferential dividend that is accruing with respect to the preferred stock.

         The MTI II common stock was written down in value at December 31, 1994 based upon an independent third party valuation of the company which was obtained by MTI's management.

         LMC has experienced significant operating difficulties since the Fund acquired its LMC investment during 1994. LMC's majority owner has taken a number of steps to improve LMC's operating and financial performance. These steps included hiring new senior management and significantly reducing staff. The majority owner has also contributed a significant amount of additional capital. However, it is anticipated that it will take some time for the company to regain its previous market position and return to profitability.

         During 1995, the majority owner requested that the Fund convert its subordinated debt and warrants to preferred stock and make a follow-on investment of $454,546 in order to help fund new product development. The Fund agreed to the proposed restructuring, which was consummated during February 1996. As a result of the restructuring, the Fund increased its ownership percentage from approximately 12% to approximately 23%. Due to LMC's operational difficulties and the fact that the Fund will now own equity securities rather than debt securities, the Fund wrote its LMC investment down by $459,200 during November 1995.

         Canadian's is a women's specialty retailer, which had 53 stores on the East Coast, including stores in the New York City and Philadelphia metropolitan areas. As widely reported in the business press, retailers almost universally experienced extremely disappointing sales during the 1995 holiday season. Women's specialty retailers were especially hard hit. This situation was exacerbated by severe winter weather which hampered store operations from Boston to Washington, D.C. As a result, a number of apparel retailers have filed for bankruptcy.

         Canadian's did not escape the retailing downturn and experienced significant operating problems. These problems culminated in Canadian's filing for Chapter 11 bankruptcy protection on February 21, 1996. As discussed in the Fund's previous filings, Canadian's had embarked on a significant cost cutting program during the fall of 1995, which included closing marginal stores and reducing general and administrative costs. However, these measures were not sufficient to offset the negative impact of the unusually bad holiday season. The Fund expects to recover little, if any, of its Canadian's investment. As a result of these developments, the Fund wrote its Canadian's investment down to a negligible amount at December 31, 1995.

         FCM continually monitors both the Fund's portfolio companies and the markets, and continually evaluates the decision to hold or sell its traded securities.

Inflation and Changing Prices

      Inflation has had no material impact on the operations or financial condition of the Fund from inception through December 31, 1995. However, inflation and changing prices, in addition to other factors, may effect the value and the eventual selling price of the Fund's investments.

Item 8. Financial Statements and Supplementary Data


                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.


List of Financial Statements

                                                                  Page
                                                                  ----
Report of Independent Public Accountants                          F-2

Schedule of Investments - December 31, 1995                       F-3

Balance Sheets - December 31, 1995 and 1994                       F-6

Statements of Operations for each of the years
      ended December 31, 1995, 1994 and 1993                      F-7

Statements of Cash Flows for each of the years
      ended December 31, 1995, 1994 and 1993                      F-8

Statements of Changes in Net Assets for each of the
      years ended December 31, 1995, 1994 and 1993                F-9

Selected Per Unit Data and Ratios for each of the years
      ended December 31, 1995, 1994, 1993, 1992 and 1991          F-10

Notes to Financial Statements                                     F-11


      All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because
(1) the information required is disclosed in the financial statements and notes thereto; (2) the schedules are not required under the related instructions; or
(3) the schedules are inapplicable.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
Fiduciary Capital Pension Partners, L.P.:


         We have audited the accompanying balance sheets of Fiduciary Capital Pension Partners, L.P. (a Delaware limited partnership) as of December 31, 1995 and 1994, including the schedule of investments as of December 31, 1995, and the related statements of operations, cash flows and changes in net assets for each of the three years in the period ended December 31, 1995 and the selected per unit data and ratios for the five years then ended. These financial statements and per unit data and ratios are the responsibility of the partnership's managing general partner. Our responsibility is to express an opinion on these financial statements and per unit data and ratios based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and per unit data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 1995 and 1994 by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements and selected per unit data and ratios referred to above present fairly, in all material respects, the financial position of Fiduciary Capital Pension Partners, L.P. as of December 31, 1995 and 1994, and the results of its operations, its cash flows and the changes in its net assets for each of the three years in the period ended December 31, 1995, and the selected per unit data and ratios for the five years then ended, in conformity with generally accepted accounting principles.

         As discussed in Note 2, the financial statements include investment securities valued at $10,824,445 at December 31, 1995 (54.5% of net assets) and $16,158,734 at December 31, 1994 (67.4% of net assets) whose values have been estimated by the managing general partner in the absence of readily ascertainable market values. However, because of the inherent uncertainty of valuation, the managing general partner's estimate of values may differ significantly from the values that would have been used had a ready market existed for the securities and the differences could be material.


                                            /s/ Arthur Andersen LLP



Denver, Colorado
February 6, 1996.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                             SCHEDULE OF INVESTMENTS

                                DECEMBER 31, 1995

---------------------------------------------------------------------------------------------------------------
Principal
Amount/                                              Investment         Amortized                   % of Total
Shares              Investment                          Date              Cost           Value      Investments
---------------------------------------------------------------------------------------------------------------
MANAGED COMPANIES:

150,584.07 sh.      Neodata Corporation,
                    10.00% Class A Convertible       12/27/90 &
                    Preferred Stock - Series 2*      09/30/92           $  278,916     $        1
8,754.89 sh.        Neodata Corporation,             12/27/90 &
                    Common Stock*                    09/30/92                    1              1
---------------------------------------------------------------------------------------------------------------
                                                                           278,917              2        0.0
---------------------------------------------------------------------------------------------------------------
23,056 sh.          KEMET Corporation,
                    Common Stock(1)*                 07/11/91                8,170        553,345
---------------------------------------------------------------------------------------------------------------
                                                                             8,170        553,345        2.8
---------------------------------------------------------------------------------------------------------------
295.6 sh.           Huntington Holdings, Inc.,
                    Warrants to Purchase
                    Common Stock(2)*                 01/31/92               85,678        840,999
---------------------------------------------------------------------------------------------------------------
                                                                            85,678        840,999        4.2
---------------------------------------------------------------------------------------------------------------
62,606 sh.          Amity Leather Products Co.,
                    Warrants to Purchase Class B
                    Common Stock*                    07/30/92               85,909        758,067
22,608 sh.          Amity Leather Products Co.,
                    Class A Common Stock*            07/30/92              226,080        273,750
---------------------------------------------------------------------------------------------------------------
                                                                           311,989      1,031,817        5.2
---------------------------------------------------------------------------------------------------------------
$5,023,926          Elgin National Industries, Inc.,
                    13.00% Senior Subordinated
                    Notes due 9/01/01(3)             09/24/93            4,915,573      4,915,573
5,876.1 sh.         ENI Holding Corp.,
                    10.00% Preferred Stock
                    due 12/31/01                     09/24/93              587,610        720,801
403.81 sh.          ENI Holding Corp.,
                    Class B Common Stock*            09/24/93               40,381         40,381
421.6 sh.           ENI Holding Corp.,
                    Warrants to Purchase Class B
                    Common Stock*                    09/24/93               42,156         42,156
---------------------------------------------------------------------------------------------------------------
                                                                         5,585,720      5,718,911       28.6
---------------------------------------------------------------------------------------------------------------
$2,396,000          LMC Operating Corp.,
                    13.00% Senior Secured
                    Subordinated Term Notes
                    due 5/31/99(4)*                  06/10/94            2,281,389      1,930,008
16.054 sh.          LMC Operating Corp.,
                    Warrants to Purchase
                    Common Stock*                    06/10/94              107,820              1
15.973 sh.          LMC Credit Corp.,
                    Warrants to Purchase
                    Common Stock*                    06/10/94                    1              1
---------------------------------------------------------------------------------------------------------------
                                                                         2,389,210      1,930,010        9.6
---------------------------------------------------------------------------------------------------------------

              The accompanying notes to financial statements are an
                        integral part of this schedule.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                                DECEMBER 31, 1995

---------------------------------------------------------------------------------------------------------------
Principal
Amount/                                              Investment         Amortized                   % of Total
Shares              Investment                          Date              Cost           Value      Investments
---------------------------------------------------------------------------------------------------------------
34,996 sh.          MTI Holdings II, Inc.            07/06/94 &
                    Common Stock*                    12/28/94              237,627         31,496
---------------------------------------------------------------------------------------------------------------
                                                                           237,627         31,496        0.2
---------------------------------------------------------------------------------------------------------------
$2,392,000          Canadian's Corp.,
                    13.50% Subordinated              09/09/94 &
                    Notes due 9/01/02(5)*            12/29/94            2,301,590              1
$291,000            Canadian's Holdings, Inc.,
                    12.00% Exchangeable
                    Redeemable Debentures            09/09/94 &
                    due 8/31/04(6)*                  12/29/94              277,709              1
$130,000            Canadian's Corp.,
                    Promissory Notes
                    due 01/31/97(7)*                 05/08/95              120,663              1
1,175,183 sh.       Canadian's Holdings, Inc.,
                    Common Stock*                    09/22/95               34,821              1
$1,369,166          Canadian's Corp.,
                    Collateralized Loan
                    Guarantee earning
                    interest at 13.75%
                    due 08/31/04                     09/22/95            1,369,166              1
---------------------------------------------------------------------------------------------------------------
                                                                         4,103,949              5        0.0
---------------------------------------------------------------------------------------------------------------
$1,290,000          R.B.M. Precision Metal
                    Products, Inc., 13.00%
                    Senior Subordinated
                    Secured Notes due
                    5/24/02(8)                       05/24/95            1,197,910      1,197,910
439.694 sh.         R.B.M. Precision Metal
                    Products, Inc., Warrants
                    to Purchase Common
                    Stock*                           05/24/95               73,295         73,295
---------------------------------------------------------------------------------------------------------------
                                                                         1,271,205      1,271,205        6.3
---------------------------------------------------------------------------------------------------------------
     Total Investments in Managed Companies (57.3% of net assets)       14,272,465     11,377,790       56.8
---------------------------------------------------------------------------------------------------------------

TEMPORARY INVESTMENTS:

$4,325,000          Ford Motor Credit Corporation,
                    5.563% Notes due 01/03/96        12/19/95            4,323,667      4,323,667
$4,325,000          General Electric Capital Corp.,
                    5.563% Notes due 01/03/96        12/19/95            4,323,667      4,323,667
---------------------------------------------------------------------------------------------------------------
     Total  Temporary Investments (43.5% of net assets)                  8,647,334      8,647,334       43.2
---------------------------------------------------------------------------------------------------------------
     Total Investments (100.8% of net assets)                          $22,919,799    $20,025,124      100.0%
===============================================================================================================

              The accompanying notes to financial statements are an
                        integral part of this schedule.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                                DECEMBER 31, 1995


(1) The KEMET Corporation common stock trades on the NASDAQ National Market System.

(2) Pursuant to the terms of the Fund's agreement with Huntington Holdings, Inc., under certain circumstances the number of shares issuable upon exercise of the warrants held by the Fund will increase periodically. The most recent such increase occurred on August 1, 1995 when the Fund received the right to an additional 27.7 shares. (Note 15)

(3) The notes will amortize in eight equal quarterly installments of $627,991 commencing on 11/30/99.

(4) The notes will amortize as follows: $30,017 on 9/01/97, $30,992 on 12/01/97, $32,000 on 3/01/98, $33,040 on 6/01/98, $34,114 on 9/01/98,
         $35,222 on 12/01/98, $36,367 on 3/01/99 and $2,164,248 on 5/31/99. The
         accrual of interest on the notes was discontinued by the Fund effective December 1, 1995. In addition, the Fund has agreed to restructure its LMC investment. The restructuring will involve a conversion of the Fund's existing subordinated debt and warrants into preferred stock and a follow-on investment in LMC for the purchase of new common stock. (Notes 12 and 13)

(5) The notes will amortize in twelve equal quarterly installments of $199,333 commencing on 12/01/99. The notes also bear contingent additional interest to be computed under a specified formula. The accrual of interest on the notes was discontinued by the Fund effective December 1, 1995. (Notes 12 and 15)

(6) The debentures are convertible into Canadian's Holdings, Inc. common stock. The accrual of interest on the debentures was discontinued by the Fund effective April 1, 1995. (Notes 12 and 15)

(7) The notes bear interest equal to the prime rate, plus 5%. The accrual of interest on the notes was discontinued by the Fund effective October 1, 1995. (Notes 12 and 15)

(8) The notes will amortize in three equal annual installments of $430,000 commencing on 5/24/00.

*        Non-income producing security.

              The accompanying notes to financial statements are an
                        integral part of this schedule.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                   BALANCE SHEETS - DECEMBER 31, 1995 AND 1994

                                                                1995                 1994
                                                                ----                 ----
ASSETS:

   Investments (Notes 2, 10, 11, 12, 13 and 15)
     Portfolio investments, at value:
       Managed companies (amortized cost -
         $14,272,465 and $16,052,631,
         respectively)                                       $11,377,790          $19,274,598
     Temporary investments, at amortized cost                  8,647,334            4,179,590
                                                             -----------          -----------
       Total investments                                      20,025,124           23,454,188
   Cash and cash equivalents (Note 2)                            175,768              173,095
   Accrued interest receivable (Note 12)                         117,461              521,794
   Other assets, including receivables from
       sale of investments                                         3,095              544,921
                                                             -----------          -----------
        Total assets                                         $20,321,448          $24,693,998
                                                             ===========          ===========

LIABILITIES:

   Due to affiliates (Notes 6, 7, 8 and 9)                   $    54,494          $    44,384
   Accounts payable and accrued liabilities                       31,327               33,542
   Prepaid interest income                                             -               52,635
   Distributions payable to partners (Note 3)                    362,595              589,545
                                                             -----------          -----------

     Total liabilities                                           448,416              720,106
                                                             -----------          -----------

COMMITMENTS AND CONTINGENCIES (Note 13)

NET ASSETS (Notes 3 and 4):

  Managing General Partner                                        (5,298)             16,116
  Limited Partners (equivalent to $16.61
    and $18.47, respectively, per limited
    partnership unit based on 1,196,564
    and 1,296,999 units outstanding) (Note 5)                 19,878,330           23,957,776
                                                             -----------          -----------

     Net assets                                               19,873,032           23,973,892
                                                             -----------          -----------

         Total liabilities and net assets                    $20,321,448          $24,693,998
                                                             ===========          ===========

              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

          FOR EACH OF THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                             1995               1994              1993
                                                             ----               ----              ----
INVESTMENT INCOME:

   Income:
     Interest                                            $ 2,234,934         $ 2,310,063        $2,587,285
     Other income                                             33,225              25,248                 -
                                                         -----------         -----------        ----------

       Total investment income                             2,268,159           2,335,311         2,587,285
                                                         -----------         -----------        ----------

   Expenses:
     Investment advisory fees (Note 6)                       195,279             232,554           261,646
     Fund administration fees (Note 7)                       118,327             118,327           118,327
     Independent General Partner fees
       and expenses (Note 8)                                  49,283              48,777            46,083
     Administrative expenses (Note 7)                         68,105              67,980            67,631
     Professional fees                                        61,715              42,613            51,660
     Amortization                                              8,760              10,500            10,500
     Other expenses                                           40,719              56,425            59,826
                                                         -----------         -----------        ----------

       Total expenses                                        542,188             577,176           615,673
                                                         -----------         -----------        ----------

NET INVESTMENT INCOME                                      1,725,971           1,758,135         1,971,612
                                                         -----------         -----------        ----------

REALIZED AND UNREALIZED
   GAIN (LOSS) ON INVESTMENTS:

     Net realized gain (loss) on investments
         (Note 10)                                         3,790,988          (2,089,653)          899,531
     Net change in unrealized (loss) gain
          on investments (Note 11)                        (6,116,647)          3,594,544          (751,148)
                                                         -----------         -----------        ----------

         Net (loss) gain on investments                   (2,325,659)          1,504,891           148,383
                                                         -----------         -----------        ----------

NET (DECREASE)  INCREASE IN NET
   ASSETS RESULTING FROM OPERATIONS                      $  (599,688)        $ 3,263,026        $2,119,995
                                                         ===========         ===========        ==========

              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

          FOR EACH OF THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                      1995             1994               1993
                                                                      ----             ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (decrease) increase in net assets
     resulting from operations                                    $  (599,688)      $ 3,263,026      $  2,119,995
   Adjustments to reconcile net increase
     in net assets resulting from operations
     to net cash provided by operating activities:
       Accreted discount on portfolio investments                     (73,777)          (49,282)          (28,443)
       Amortization                                                     8,760            10,500            10,500
       Change in assets and liabilities:
         Accrued interest receivable                                  404,333          (210,442)          (89,731)
         Other assets                                                     614             3,957            (2,487)
         Due to affiliates                                             11,056             9,476           (23,533)
         Accounts payable and accrued liabilities                      (2,215)            5,417             1,700
         Prepaid interest income                                      (52,635)           52,635                 -
       Net realized (gain) loss on investments                     (3,790,988)        2,089,653          (899,531)
       Net change in unrealized loss (gain) on investments          6,116,647        (3,594,544)          751,148
                                                                  -----------       -----------      ------------
           Net cash provided by operating activities                2,022,107         1,580,396         1,839,618
                                                                  -----------       -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of portfolio investments                               (2,753,876)       (4,948,269)      (11,538,976)
   Proceeds from dispositions of portfolio investments              8,930,308        10,077,533        10,610,110
   (Purchase) sale of temporary investments, net                   (4,467,744)       (2,347,742)        3,474,375
                                                                  -----------       -----------      ------------
     Net cash provided by investing activities                      1,708,688         2,781,522         2,545,509
                                                                  -----------       -----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Cash distributions paid to partners                             (1,768,635)       (2,596,272)       (2,708,728)
   Repurchase of limited partnership units                         (1,959,487)       (2,402,951)       (1,133,710)
   Deferred repurchase plan costs                                           -            17,975           (17,975)
                                                                  -----------       -----------      ------------
     Net cash used in financing activities                         (3,728,122)       (4,981,248)       (3,860,413)
                                                                  -----------       -----------      ------------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                 2,673          (619,330)          524,714

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                                                  173,095           792,425           267,711
                                                                  -----------       -----------      ------------

CASH AND CASH EQUIVALENTS AT
   END OF YEAR                                                    $   175,768       $   173,095      $    792,425
                                                                  ===========       ===========      ============

NONCASH INVESTING AND
   FINANCING ACTIVITES:
      Investments exchanged for other investments                 $        -        $   237,627      $          -
                                                                  ==========        ===========      ============

              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                       STATEMENTS OF CHANGES IN NET ASSETS

          FOR EACH OF THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                   1995               1994                1993
                                                                   ----               ----                ----

Increase in net assets resulting from operations:
     Net investment income                                     $ 1,725,971        $ 1,758,135         $ 1,971,612
     Net realized gain (loss) on investments                     3,790,988         (2,089,653)            899,531
     Net change in unrealized (loss) gain
       on investments                                           (6,116,647)         3,594,544            (751,148)
                                                               -----------        -----------         -----------
         Net (decrease) increase in net
           assets resulting from operations                       (599,688)         3,263,026           2,119,995

Repurchase of limited partnership units
   (Note 5)                                                     (1,959,487)        (2,402,951)         (1,133,710)

Distributions to partners from -
   Net investment income                                        (1,541,685)        (1,758,135)         (2,593,751)
   Realized gain on investments                                           -          (778,614)            (86,863)
                                                               ------------       -----------         -----------

     Total decrease in net assets                               (4,100,860)        (1,676,674)         (1,694,329)

Net assets:

   Beginning of year                                            23,973,892         25,650,566          27,344,895
                                                                ----------        -----------         -----------

   End of year (including
     undistributed net investment
     income of $184,286, $0, and
     $0, respectively)                                         $19,873,032        $23,973,892         $25,650,566
                                                               ===========        ===========         ===========

              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                      SELECTED PER UNIT DATA AND RATIOS (1)

   FOR EACH OF THE YEARS ENDED DECEMBER 31, 1995, 1994, 1993, 1992 AND 1991

                                                           1995            1994            1993            1992           1991
                                                           ----            ----            ----            ----           ----
Per Unit Data:
   Investment income                                      $ 1.75 (2)      $ 1.63 (2)      $ 1.73 (2)      $ 2.41         $ 2.10
   Expenses                                                 (.42)(2)        (.40)(2)        (.41)(2)        (.38)          (.37)
                                                          ------          ------          ------          ------         ------
     Net investment income                                  1.33 (2)        1.23 (2)        1.32 (2)       2.03            1.73

   Net realized gain (loss) on investments                  2.92 (2)       (1.46)(2)         .60 (2)        .03               -

   Net change in unrealized (loss) gain
     on investments                                        (4.71)(2)        2.52 (2)        (.50)(2)        .25               -

   Effect of unit repurchases
     on net asset value                                     (.20)            .02            (.01)             -               -

   Distributions declared to partners                      (1.20)          (1.80)          (1.80)         (1.80)          (1.57)
                                                          ------           -----          ------         ------          ------

   Net (decrease) increase in
     net asset value                                       (1.86)            .51            (.39)           .51             .16

   Net asset value:
     Beginning of period                                   18.47           17.96           18.35          17.84           17.68
                                                          ------          ------          ------         ------          ------
     End of period                                        $16.61          $18.47          $17.96         $18.35          $17.84
                                                          ======          ======          ======         ======          ======

Ratios:
   Ratio of expenses to average net assets                  2.27%           2.27%           2.27%          2.16%           2.06%
   Ratio of net investment income to
     average net assets                                     7.22%           6.91%           7.28%         11.33%           9.71%

Number of limited partnership units
   at the end of period(1)                             1,196,564       1,296,999       1,427,950       1,489,800       1,489,800

--------------------

    (1) Effective October 1, 1993, each $1,000 limited partnership unit was redenominated into fifty $20 limited partnership units. All amounts shown for prior years have been restated to give effect to this redenomination.

    (2) Calculated using the weighted average number of limited partnership units outstanding during the years ended December 31, 1995, 1994 and 1993 of 1,285,717, 1,413,240 and 1,482,514, respectively.

       The accompanying notes to financial statements are an integral part of these selected per unit data and ratios.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1995 AND 1994


1. ORGANIZATION AND PURPOSE

         Fiduciary Capital Pension Partners, L.P. (the "Fund"), a Delaware limited partnership, was formed on October 20, 1988 to operate as a business development company under the Investment Company Act of 1940. The Fund's operations commenced on August 14, 1990.

         FCM Fiduciary Capital Management Company ("FCM"), the Managing General Partner of, and the investment adviser to, the Fund, is responsible, subject to the supervision of the Independent General Partners, for overseeing and monitoring the Fund's investments.

         The investment objective of the Fund is to provide current income and capital appreciation by investing primarily in subordinated debt and related equity securities issued as the mezzanine financing of privately structured, friendly leveraged buyouts, leveraged acquisitions and leveraged recapitalizations. These investments are referred to herein as "portfolio investments". Managed companies are those to which significant managerial assistance is offered.

         As set forth in the Partnership Agreement, the Fund's investment period ended on December 31, 1995. Although the Fund is permitted to make additional investments in existing portfolio companies, the Fund is no longer permitted to acquire investments in new portfolio companies except to fund commitments made prior to December 31, 1995. (See Note 13.)

         A separate fund, Fiduciary Capital Partners, L.P. ("FCP"), was also formed on October 20, 1988 for taxable investors with investment objectives, policies and restrictions similar to those of the Fund. While the Fund and FCP have co-invested in each of the portfolio investments, each fund is accounted for separately. Each fund's participation in the portfolio investments is in proportion to the amount of capital that each fund had available for investment at the time each investment was acquired. Certain expenses are allocated between the funds based on the amount of each fund's total capital. The accompanying financial statements include only the activities of the Fund.


2. SIGNIFICANT ACCOUNTING POLICIES

         Accounting Method The Fund maintains its accounting records, prepares financial statements and files its tax returns using the accrual method of accounting.

         Valuation of Investments FCM values the Fund's investments on a weekly basis utilizing a variety of methods. For securities that are publicly traded and for which market quotations are available, valuations are set by the closing sales, or an average of the closing bid and asked prices, as of the valuation date. The Fund discounts these closing market prices between 5% and 20% to reflect lack of liquidity, if the Fund's securities are subject to legal or contractual trading restrictions, or to reflect the potential market impact which could result from the sale of the securities, if the Fund and FCP combined own a material percentage of the outstanding securities. The amount of the discount varies based upon the type of restriction, the time remaining on the restriction and the size of the holding.

         Fair value for securities that are not fully traded in any liquid public markets or that are privately held are determined pursuant to valuation policies and procedures which have been approved by the Independent General Partners and subject to their supervision. There is a range of values that are reasonable for such investments at any particular time. Each such investment is valued initially based

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                           DECEMBER 31, 1995 AND 1994


upon its original cost to the Fund ("cost method"). Debt securities with attached warrants for the purchase of common stock are initially recorded at a discount from face value equal to the estimated relative value of the warrants at date of investment. The discount is amortized to income as an adjustment to yield from the debt securities. Face value less unamortized discount represents the "amortized cost" of the debt securities.

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

         Temporary investments with maturities of less than 60 days are stated at amortized cost, which approximates market value. Under this method, temporary investments are valued at cost when purchased and thereafter a constant proportionate amortization of any discount or premium is recorded until maturity of the investment.

         Cash and Cash Equivalents The Fund considers investments in money market funds to be cash equivalents.

         Interest Receivable on Notes Notes are placed on non-accrual status in the event of a default (after any applicable grace period expires) or if FCM determines that there is no reasonable expectation of collecting the interest.

         Income Taxes No provision for income taxes has been made in the financial statements because taxes on Fund income are the responsibility of the individual partners rather than the Fund.

         Investment Transactions The Fund records portfolio investment transactions on the date on which it obtains an enforceable right to demand the securities or payment thereof and records temporary investment transactions on the trade date. Realized gains and losses on investments are determined on the basis of specific identification for both accounting and tax purposes.


3. ALLOCATIONS OF PROFITS, LOSSES AND CASH DISTRIBUTIONS

         Pursuant to the Partnership Agreement, all income derived from temporary investments will be distributed and allocated 99% to the Limited Partners and 1% to FCM. Net investment income will, in general, be distributed and allocated: (i) 99% to the Limited Partners and 1% to FCM until the Limited Partners have received a cumulative non-compounded preferred return of 9% per annum on their capital contributions to the Fund, then (ii) 70% to the Limited Partners and 30% to FCM until FCM has received 10% of all current and prior distributions and allocations, and thereafter, (iii) 90% to the Limited Partners and 10% to FCM.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                           DECEMBER 31, 1995 AND 1994


         Proceeds from capital transactions will, in general, be distributed and allocated: (i) 99% to the Limited Partners and 1% to FCM until the Limited Partners have received a cumulative, non-compounded preferred return of 9% per annum on their capital contribution to the Fund from net investment income, capital transactions, or both, then (ii) 100% to the Limited Partners until they have received a return of their capital contributions to the Fund, and thereafter, (iii) 80% to the Limited Partners and 20% to FCM.

         All cash distributions and earnings since the inception of the Fund have been allocated 99% to the Limited Partners and 1% to FCM.


4. CAPITAL CONTRIBUTIONS

         Upon formation of the Fund, FCM contributed $4,000 for its general partner interest in the Fund. Units of limited partnership interest ("Units") were then sold in a public offering. The Fund held three closings between August 14, 1990 and October 18, 1990, receiving gross offering proceeds of $29,796,000. Commissions and other offering costs were charged against proceeds resulting in net capital contributions from Limited Partners of $26,294,970.


5. PERIODIC UNIT REPURCHASE PLAN

         The Fund's Limited Partners adopted a periodic unit repurchase plan during 1993. Pursuant to the terms of the repurchase policy, the Fund will annually offer to repurchase from its Limited Partners, up to 7.5% of its outstanding Units for an amount equal to the current net asset value per Unit, net of a fee (not to exceed 2%) to be retained by the Fund to offset expenses incurred in connection with the repurchase offer. If the number of tendered Units in any year exceeds 7.5% of the outstanding Units, the Fund's General Partners may vote to repurchase up to an additional 2% of the outstanding Units.

         Repurchases of Units since the adoption of the plan can be summarized as follows:

                                                    Units Repurchased                     Net Asset Value per Unit
                                            ------------------------------------          -------------------------
                                                                 Percentage
         Date of                                               of Outstanding                            Net of the
     Repurchase Offer                       Number                  Units                 Gross            2% Fee
     -----------------                      -------            --------------             ------         ----------
     November 1993                           61,850                 4.15%                 $18.33           $17.96
     November 1994                          130,951                 9.17%                  18.35            17.98
     November 1995                          100,435                 7.74%                  19.51            19.12


6. INVESTMENT ADVISORY FEES

         As compensation for its services as investment adviser, FCM receives a subordinated monthly fee at the annual rate of 1% of the Fund's available capital, as defined in the Partnership Agreement. Investment advisory fees of $195,279, $232,554 and $261,646 were incurred by the Fund for 1995, 1994 and
1993, respectively.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                           DECEMBER 31, 1995 AND 1994


7. FUND ADMINISTRATION FEES

         As compensation for its services as fund administrator, FCM receives a monthly fee at the annual rate of .45% of net proceeds available for investment, as defined in the Partnership Agreement. Fund administration fees of $118,327 were incurred each year by the Fund during 1995, 1994 and 1993. FCM is also reimbursed, subject to various limitations, for administrative expenses incurred in providing accounting and investor services to the Fund. The Fund reimbursed FCM for administrative expenses of $68,105, $67,980 and $67,631 for 1995, 1994 and 1993, respectively.


8. INDEPENDENT GENERAL PARTNER FEES AND EXPENSES

         As compensation for services rendered to the Fund, each of the Independent General Partners receives from the Fund and FCP an annual fee of $30,000, payable monthly in arrears, together with all out-of-pocket expenses. Each fund's allocation of these fees and expenses is based on the relative number of outstanding Units. Fees and expenses of $49,283, $48,777 and $46,083 were incurred by the Fund for 1995, 1994 and 1993, respectively.


9. OTHER RELATED PARTY TRANSACTIONS

         FCM and its affiliates are entitled to reimbursement of certain direct expenses paid on behalf of the Fund. Such reimbursable expenses amounted to $154,260, $144,184 and $215,685 during 1995, 1994 and 1993, respectively.


10. PORTFOLIO INVESTMENTS

         The Fund's portfolio investments consist primarily of high-yield private placement securities issued as the mezzanine financing of privately structured, friendly leveraged buyouts, leveraged acquisitions and leveraged recapitalizations, and are generally linked with an equity participation. The risk of loss upon default by an issuer is greater than with investment grade securities because high-yield securities are generally unsecured and are usually subordinated to other creditors of the issuer. Also, these issuers usually have higher levels of indebtedness and are more sensitive to adverse economic conditions than investment grade issuers. Most of these securities are subject to resale restrictions and generally there is no quoted market for such securities.

         Although the Fund cannot eliminate the risks associated with its investments in these high-yield securities, it has established risk management procedures. The Fund subjects each prospective investment to rigorous analysis, and makes only those investments that are recommended by FCM and that meet the Fund's investment guidelines or that have otherwise been approved by the Independent General Partners. The Fund also has procedures in place to continually monitor its portfolio companies.

         As of December 31, 1995, the Fund held portfolio investments in nine Managed Companies, with an aggregate cost of approximately $14.3 million. During the year ended December 31, 1995, the Fund exercised the Protection One, Inc. warrants it held, acquired a new portfolio investment in R.B.M. Precision Metal Products, Inc. and acquired two follow-on investments in Canadian's Corp. ("Canadian's") at a total cost of approximately $2.7 million.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                           DECEMBER 31, 1995 AND 1994

         The Fund's subordinated debt investment in Protection One, Inc. was prepaid during 1995. In addition, the Fund sold all of its Carr-Gottstein Foods Co. and Protection One, Inc. common stock and a portion of its KEMET Corporation common stock during 1995. The Fund received $8,397,859 in proceeds, including applicable prepayment premiums, resulting in aggregate realized gains of $3,790,988.

         The Fund has pledged the common stock and warrants it owns in Amity Leather Products Co. ("Amity") as collateral for Amity's corporate debt. None of the Fund's other portfolio investments have been pledged or otherwise encumbered.


11. UNREALIZED GAIN (LOSS) ON INVESTMENTS

         As of December 31, 1994, the Fund had recorded net unrealized gain on investments of $3,221,972. During 1995, the Fund recorded $642,173 of unrealized gain and $4,831,540 of unrealized loss on investments. In addition, the Fund disposed of investments during 1995 with respect to which the Fund had recorded $1,927,280 of net unrealized gain during prior years. Therefore, at December 31, 1995, the Fund had net unrealized loss on investments of $2,894,675.


12. NON-ACCRUAL STATUS OF INVESTMENTS

         In accordance with the Fund's accounting policies, the Fund stopped accruing interest on (i) the Canadian's Holdings, Inc. Exchangeable Redeemable Debentures effective April 1, 1995, (ii) the Canadian's Promissory Notes effective October 1, 1995, (iii) the Canadian's Subordinated Notes effective December 1, 1995 and (iv) the LMC Operating Corp. ("LMC") Senior Subordinated Notes effective December 1, 1995.


13. COMMITMENTS AND CONTENGENCIES

         As of December 31, 1995, the Fund had issued commitments to make new portfolio investments in Atlas Environmental, Inc. ("Atlas"), Monaco Finance, Inc. ("Monaco") and Advantage Funding Group, Inc. ("Advantage"). In addition, the Fund had agreed in principle to a restructuring of its LMC investment, which involves a conversion of the Fund's existing subordinated debt and warrants into preferred stock and a follow-on investment in LMC for the purchase of new common stock.

         On January 25, 1996, the Fund closed the investment in Atlas, a non-managed company, at a cost of $3,200,602. The investment consists of $3,265,920 of 13.5% Senior Subordinated Secured Notes due January 19, 2003, with warrants to acquire 338,423 shares of common stock. The warrants have an exercise price of $8.00 per share. The Atlas common stock is currently traded over the counter on a limited basis with quotations provided via the OTC Bulletin Board under the symbol "ATEV".

         The proposed Advantage investment was abandoned during January 1996. The portion of the Fund's available capital that had been reserved for this investment is now reserved to fund the Fund's 1996 annual repurchase offer.

         The Fund may not ultimately fund both of the remaining commitments since each of the commitments is subject to various contingencies.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                           DECEMBER 31, 1995 AND 1994


         FCM had been named as a defendant in a class action lawsuit brought in March 1995 against PaineWebber Incorporated and a number of its affiliates concerning its sales of 70 different limited partnerships and other direct investment programs. During May 1995, the Court entered an order certifying the class and dismissing the class action against FCM without prejudice.

         During January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation which the parties expect to submit to the court for its consideration and approval within the next several months. Until a definitive settlement and plan of allocation is approved by the court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to unitholders in the Fund.

         FCM believes that this litigation will be resolved without any material adverse effect on the Fund's financial condition.


14. RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

         The following is a reconciliation of the net increase in net assets resulting from operations in the accompanying financial statements to the taxable income reported for federal income tax purposes:

                                                                       1995               1994               1993
                                                                       ----               ----               ----
   Net (decrease) increase in net assets resulting
     from operations per financial statements                       $ (599,688)       $ 3,263,026         $2,119,995
   Increase (decrease) resulting from:
     Unrealized loss (gain) on investments                           6,116,647         (3,594,544)           751,148
     Interest income                                                    32,992            (32,992)                 -
     Fee income, net of amortization                                   (64,525)           (24,253)           154,975
     Amortization of organization and
       start-up costs                                                  (10,793)           (23,019)           (23,019)
      Losses on investments not yet recognized
         for income tax purposes                                             -          2,927,625                  -
     Other                                                             (38,431)           (20,930)            (1,300)
                                                                    ----------        -----------         ----------
   Taxable income per federal
     income tax return                                              $5,436,202        $ 2,494,913         $3,001,799
                                                                    ==========        ===========         ==========

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                           DECEMBER 31, 1995 AND 1994


        The following is a reconciliation of the amount of the Fund's net assets as shown in the accompanying financial statements and the tax bases of the Fund's net assets:

                                                                       1995               1994               1993
                                                                       ----               ----               ----

   Net assets per financial statements                             $19,873,032        $23,973,892        $25,650,566
     Syndication, organization and
       start-up costs, net                                           3,112,764          3,214,941          3,214,756
      Losses on investments not yet recognized                                                                     -
         for income tax purposes                                     2,927,625          2,927,625
     Unrealized loss (gain ) on investments                          2,894,675         (3,221,967)           372,577
     Distributions payable                                             362,595            589,545                  -
     Fee income, net of amortization                                    66,197            130,722            154,975
     Accrued expenses                                                   18,650             24,518             20,200
     Prepaid interest income                                                 -             52,635                  -
     Accrued interest income                                                 -            (85,627)
                                                                   -----------        -----------        -----------
   Tax bases of net assets                                         $29,255,538        $27,606,284        $29,413,074
                                                                   ===========        ===========        ===========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There were no changes in accountants or disagreements with accountants with respect to accounting or financial disclosure issues during 1995 or 1994.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

         The Fund has no directors or executive officers. The General Partners of the Fund jointly manage and control the affairs of the Fund and have general responsibility and authority in all matters affecting its business.

         FCM serves as Investment Adviser to the Fund and is responsible for the identification of all investments made by the Fund and all other investment advisory services necessary for the operation of the Fund in carrying out its investment objectives and policies. The Investment Committee of FCM is responsible for approval of all investment decisions of FCM with respect to the Fund and consists of seven members. Five of the seven members are appointed by FCM Fiduciary Capital Corporation ("FCC") and two are appointed by Mezzanine Capital Corporation ("MCC"). The current members of the Investment Committee are Paul Bagley, W. Duke DeGrassi and Michael G. Rafferty, appointed by FCC; and Gerald F. Goertz, Jr. and Clifford B. Wattley, appointed by MCC. Election of two additional members to the Investment Committee by FCC remains undetermined as of the date of this Report. The Independent General Partners oversee the investment activities of the Investment Adviser.

         Information concerning the directors and executive officers of the Managing General Partner (and of its partners) and the Independent General Partners is as follows:

                    FCM Fiduciary Capital Management Company
             (a Delaware general partnership, the partners of which
                are FCM Fiduciary Capital Corporation, Mezzanine
                      Capital Corporation and Paul Bagley)

               Name                              Positions Held
               ----                              --------------
               Paul Bagley                       Chairman and Chief Executive Officer
               W. Duke DeGrassi                  President
               Charles R. Gwirtsman              Senior Vice President
               Donald R. Jackson                 Senior Vice President, Treasurer
                                                 Chief Financial and Accounting
                                                    Officer and Compliance Officer

         Paul Bagley, age 53, is Chairman, Chief Executive Officer and an Investment Committee Member of FCM Fiduciary Capital Management Company. For more than twenty years prior to October 1988, Mr. Bagley was engaged in investment banking activities with Shearson Lehman Hutton Inc. ("Shearson") and its predecessor, E.F. Hutton & Company Inc. ("E.F. Hutton"). During such time, he served in various capacities with Shearson and E.F. Hutton, including Executive Vice President and Director, Managing Director, Head of Direct Investment Origination and Manager of Corporate Finance. Mr. Bagley serves as a director and member of the Executive Committee of America First Financial and Chairman of the Board of Directors of Silver Screen Management, Inc. Mr. Bagley also serves as a Director of EurekaBank, whose parent, America First Financial Fund is NASDAQ listed. As of January 19, 1995, Mr. Bagley became the President and Chief Executive Officer of Laidlaw Holdings, Inc. and is the managing partner of an investment partnership which controls substantial ownership of Laidlaw Holdings, Inc. Mr. Bagley also serves as President of American National Security, the managing general partner of Security Income Trust L.P.

         W. Duke DeGrassi, age 49, is the President and an Investment Committee Member of FCM Fiduciary Capital Management Company. From May 1988 to December 1993, Mr. DeGrassi was a Corporate Vice President with PaineWebber Incorporated. From 1986 and until joining PaineWebber, Mr. DeGrassi was a Vice President in the Direct Investments Group at Shearson Lehman Hutton Inc. Prior to that, Mr. DeGrassi spent seventeen years as a financial executive in the energy business, working both domestically and in foreign operations. Mr. DeGrassi received a Bachelor of Business Administration in accounting from the University of Texas at Austin in 1969.

         Charles R. Gwirtsman, age 42, is a Senior Vice President of FCM Fiduciary Capital Management Company. From May 1988 to December 1993, Mr. Gwirtsman was a Corporate Vice President with PaineWebber Incorporated. Prior to joining PaineWebber Incorporated, Mr. Gwirtsman had been an Associate, since 1986, in the Direct Investments Group with Shearson Lehman Hutton Inc. Prior to joining Shearson, Mr. Gwirtsman was employed as a Financial Analyst at the United Bank of Denver, National Association during 1986. From 1980 to 1984, he served as a Senior Consultant for Admins, Inc., a computer software firm in Cambridge, Massachusetts, engaging in the design and implementation of large financial data processing systems. Mr. Gwirtsman received his Bachelor of Arts degree from Columbia University in 1975 and a Masters of Business Administration from the University of Denver in 1986.

         Donald R. Jackson, age 46, is a Senior Vice President, Treasurer, Assistant Secretary, Chief Financial and Accounting Officer and Compliance Officer of FCM Fiduciary Capital Management Company. From January 1990 to June 1994, Mr. Jackson was a Corporate Vice President with PaineWebber Incorporated, where he was involved in the financial administration of various publicly and privately offered investment programs. During 1989, Mr. Jackson was self-employed. Immediately prior to that he was a First Vice President in the Direct Investments Group with Shearson Lehman Hutton Inc. From 1972 to 1986, Mr. Jackson was associated with the accounting firm of Arthur Andersen & Co., serving as a partner from 1981 to 1986. He received a Bachelor of Science degree in accounting in 1971 from the University of Denver and is a Certified Public Accountant.

                        FCM Fiduciary Capital Corporation

               Name                              Positions Held
               ----                              --------------
               Paul Bagley                       Chief Executive Officer and
                                                    Sole Member of the Board
                                                    of Directors
               W. Duke DeGrassi                  President
               Charles R. Gwirtsman              Senior Vice President and Secretary
               Donald R. Jackson                 Vice President, Treasurer, Assistant
                                                    Secretary and Chief Financial
                                                    and Accounting Officer

         For information regarding Paul Bagley, W. Duke DeGrassi, Charles R. Gwirtsman and Donald R. Jackson see the above section concerning the management of FCM Fiduciary Capital Management Company.

                          Mezzanine Capital Corporation

               Name                              Positions Held
               ----                              --------------
               Gerald F. Goertz, Jr.             President and Director
               Clifford B. Wattley               Vice President, Assistant Secretary
                                                   and Director
               Stephen R. Dyer                   Vice President, Assistant Secretary
                                                   and Director
               Joseph P. Ciavarella              Vice President, Secretary, Treasurer
                                                   and Chief Financial and
                                                   Accounting Officer

         Gerald F. Goertz, Jr., age 38, is the President and a Director of Mezzanine Capital Corporation. Mr. Goertz joined PaineWebber Incorporated in December 1990 and holds the position of Senior Vice President and Director of Private Investments. Prior to joining PaineWebber Incorporated, Mr. Goertz was associated with CG Realty Advisors and The Freeman Company. He received his Bachelor of Arts degree in Business Administration in 1979 from Vanderbilt University and his Juris Doctorate and Masters of Business Administration from Memphis State University in 1982.

         Clifford B. Wattley, age 46, is a Vice President, Assistant Secretary and Director of Mezzanine Capital Corporation. Mr. Wattley is a Corporate Vice President with PaineWebber Incorporated, having joined the firm in 1986. He also was employed previously by Paine, Webber, Jackson & Curtis from 1979 to 1980. From 1986 to 1992, Mr. Wattley participated in PaineWebber's Principal Transactions Group. From 1992, Mr. Wattley has been a member of the Private Investment Department. He holds a Bachelor of Science degree in engineering from Columbia University and a Masters in Business Administration from Harvard University.

         Stephen R. Dyer, age 36, is a Vice President, Assistant Secretary and Director of Mezzanine Capital Corporation. He joined PaineWebber Incorporated in June 1988 as a Divisional Vice President and is currently a Corporate Vice President. Prior to joining PaineWebber Incorporated, Mr. Dyer had been employed, since June 1987, as an Assistant Vice President in the Retail National Products Group of L.F. Rothschild & Co. Incorporated. Prior to joining L.F. Rothschild he was employed, beginning in January 1985, as an Associate in the Real Estate Department of Thomson McKinnon Securities Inc. From July 1981 to August 1983, Mr. Dyer was on the audit staff of the accounting firm of Arthur Young & Company. He received his Bachelor of Science degree in Accounting in 1981 from Boston College and a Masters of Business Administration from Indiana University in December 1984. Mr. Dyer is a Certified Public Accountant.

         Joseph P. Ciavarella, age 40, is a Vice President, Secretary, Treasurer and Chief Financial and Accounting Officer of Mezzanine Capital Corporation. He joined PaineWebber Incorporated in May 1994. Prior to joining PaineWebber Incorporated, he was affiliated with Aviation Capital Group in the area of aircraft finance. Mr. Ciavarella was associated with Intergrated Resources, Inc. from 1983 to 1993 as a corporate officer as well as a senior officer in various subsidiaries in the equipment leasing aircraft finance and venture capital areas. Mr. Ciavarella has a Bachelor of Business Administration degree in Accounting from Hofstra University and is a Certified Public Accountant.


                          Independent General Partners

         A. Norman J. Peer

         Norman J. Peer, age 59, has been an Independent General Partner since 1990. Mr. Peer is a partner in the Woodbridge, New Jersey law firm of Wilentz, Goldman & Spitzer. Prior to 1988, he was a partner of the New York law firm of Satterlee, Stephens, Burke & Burke. Mr. Peer also served two years of active duty with the U.S. Navy as an Assistant Guided Missile Officer (1958-1960) and served in the U.S. Navy Reserve (1960-1970) reaching the rank of Lieutenant Commander. He is a director of Hudson Club, Inc., (restaurant and retail development). Mr. Peer served as the Municipal Court Judge in Atlantic Highlands, NJ from 1972 until 1988. Mr. Peer has a B.A. degree from Villanova University and a J.D. degree from Fordham University School of Law.

         B. Robert H. Arnold

         Robert H. Arnold, age 51, has been an Independent General Partner since 1992. Mr. Arnold is President of R.H. Arnold & Co., Inc., a New York-based investment banking firm he founded in 1989. R.H. Arnold & Co. specializes in providing financial advisory services on corporate mergers, acquisitions, divestitures and restructurings and in assisting emerging and medium-sized companies in the private placement of equity and debt securities. Prior to forming R.H. Arnold & Co., Mr. Arnold was Executive Vice President of Cambrian Capital Corporation, an investment banking firm he co-founded in 1987. Before establishing Cambrian Capital, Mr.Arnold was associated with Merrill Lynch & Co. During his tenure at Merrill Lynch, Mr. Arnold held positions in its Capital Markets Group, in both the investment banking and the institutional sales areas, and at the senior corporate level, including Treasurer of Merrill Lynch & Co. Mr. Arnold received his B.S., M.S. and Ph.D. degrees from Northwestern University with majors in finance and accounting.

         C. E. Bruce Fredrikson

         E. Bruce Fredrikson, age 57, has been an Independent General Partner since 1992. Dr. Fredrikson is a Professor of Finance at Syracuse University School of Management where he has taught since 1966 and has previously served as Chairman of the Finance Department. Dr. Fredrikson has a bachelor's degree in economics from Princeton University and a master's degree in business administration and a Ph.D. in finance from Columbia University. Dr. Fredrikson serves as a director of Innodata Corporation and Global Market Information, Inc., both of which are NASDAQ listed.

Compliance with Section 16(a) of the Exchange Act

         Based solely upon a review of Forms 3 and 4 furnished to the Fund during 1995 and 1996, and written representations by the persons listed above, the Fund has not identified any such person that failed to file on a timely basis the forms required by Section 16(a) of the Exchange Act for fiscal year 1995.

Item 11. Executive Compensation

         No compensation was paid by the Fund to the officers and directors of the General Partners during 1995. See Item 13 of this Report, "Certain Relationships and Related Transactions" for a description of the compensation and fees paid to the General Partners and their affiliates by the Fund during 1995.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         (a) As of the date hereof, no person is known by the Fund to be the beneficial owner of more than 5% of the Units of the Fund. The Fund has no directors or officers, and none of the General Partners of the Fund owns any Units.

                  The name and address of the Managing General Partner is as follows:

                           FCM Fiduciary Capital Management Company
                           410 17th Street, Suite 400
                           Denver, Colorado  80202

         (b) No directors of FCM Fiduciary Capital Corporation, no directors or officers of Mezzanine Capital Corporation and no Independent General Partners owned any Units as of March 1, 1996. One officer of FCM Fiduciary Capital Management Company and FCM Fiduciary Capital Corporation owned 100 Units as of March 1, 1996.

         (c) The Fund knows of no arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Fund.

Item 13. Certain Relationships and Related Transactions

         The Fund may co-invest in portfolio investments with FCP, under certain terms and conditions, pursuant to a co-investment order issued by the Securities and Exchange Commission. The Funds have co-invested in the past and are continuing to do so. See Item 1 of this Report, "Business", which is incorporated herein by reference, for a description of these co-investments.

         The General Partners and their affiliates have received, or will receive, certain types of compensation, fees or other distributions in connection with the operations of the Fund. The fees and compensation were determined in accordance with the applicable provisions of the Partnership Agreement.

         Following is a summary of the amounts paid, or payable, to the General Partners and their affiliates for 1995.

         Investment Advisory Fees As compensation for its services as investment adviser, FCM receives a subordinated monthly fee at the annual rate of 1% of the Fund's available capital, as defined in the Partnership Agreement. During 1995, FCM earned investment advisory fees of $195,279.

         Fund Administration Fees As compensation for its services as fund administrator, FCM receives a monthly fee at an annual rate of .45% of net proceeds available for investment, as defined in the Partnership Agreement. During 1995, FCM earned fund administration fees of $118,327. The Fund also reimbursed FCM for $68,105 of administrative expenses incurred in providing accounting and investor services to the Fund during 1995.

         Independent General Partner Fees and Expenses As compensation for services rendered to the Fund, each of the Independent General Partners receives from the Fund and FCP an annual fee of $30,000, payable monthly in arrears, together with all out-of-pocket expenses. Each fund's allocation of these fees and expenses is based on the relative number of outstanding Units. Fees and expenses of $49,283 were incurred by the Fund during 1995.

         Accountable Expenses FCM and its affiliates are entitled to reimbursement of certain direct expenses paid on behalf of the Fund. During 1995, such reimbursable expenses amounted to $154,260.

         Partnership Interest FCM received cash distributions of $15,417 as their allocable share of distributions for 1995. In addition, ($5,997) of the Fund's net investment income and net loss on investments for 1995 was allocated to FCM.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) and (d)       The following documents are filed as part of this Report:

                  1. Financial Statements: See List of Financial Statements in Item 8.

                  2.       Financial Statement Schedules: None.

        (b) The Partnership did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1995.

        (c)       Exhibits required to be filed.

             Exhibit No.            Description
             -----------            -----------
                   3.1(a)           Fourth Amended and Restated Certificate of
                                    Limited Partnership of Fiduciary Capital
                                    Pension Partners, L.P., dated as of January
                                    29, 1990. Filed as Exhibit 3.1(a) to the
                                    Registrant's Annual Report on Form 10-K for
                                    the year ended December 31, 1992.*

                      (b)           Second Amended and Restated Agreement of
                                    Limited Partnership of Fiduciary Capital
                                    Pension Partners, L.P., dated as of October
                                    1, 1993. Filed as Exhibit 3.1(b) to the
                                    Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.*

                      (c) Amendment Number One to the Second Amended and Restated Agreement of Limited
                                    Partnership of Fiduciary Capital Pension
                                    Partners, L.P., dated as of October 1, 1993.
                                    Filed as Exhibit 3.1(c) to the Registrant's
                                    Annual Report on Form 10-K for the year
                                    ended December 31, 1994.*

                  10.1              Investment Advisory Contract, dated as of
                                    October 1, 1993, between Fiduciary Capital
                                    Pension Partners, L.P. and FCM Fiduciary
                                    Capital Management Company. Filed as Exhibit
                                    10.1 to the Registrant's Annual Report on
                                    Form 10-K for the year ended December 31, 1993.*

                  10.2(a)           Custody Agreement, dated as of July 19,
                                    1990, between Fiduciary Capital Pension
                                    Partners, L.P. and M&I First National Bank.
                                    Filed as Exhibit 10-C to the Registrant's
                                    Annual Report on Form 10-K for the year
                                    ended December 31, 1990.*

                      (b)           Amendment to Custody Agreement of Fiduciary
                                    Capital Pension Partners, L.P., dated as of
                                    October 13, 1992. Filed as Exhibit 10.2(b) to the Registrant's Annual Report on Form
                                    10-K for the year ended December 31, 1992.*

                      (c)           Second Amendment to Custody Agreement of
                                    Fiduciary Capital Pension Partners, L.P., dated as of January 21, 1994. Filed as
                                    Exhibit 10.2(c) to the Registrant's Annual
                                    Report on Form 10-K for the year ended
                                    December 31, 1993.*

                  -------------------
         * Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, reference is made to the document previously filed with the Commission which is incorporated herein by reference.

             Exhibit No.            Description
             -----------            -----------
                  10.3             Administrative Services Contract, dated as of
                                   August 14, 1990, between Fiduciary Capital
                                   Pension Partners, L.P. and FFCA Fiduciary
                                   Capital Management Company. Filed as Exhibit
                                   10-D to the Registrant's Annual Report on
                                   Form 10-K for the year ended December 31,
                                   1990.*

                  10.4             Transfer Agent Agreement, dated as of July 1,
                                   1992, by and among Fiduciary Capital Pension
                                   Partners, L.P., FFCA Fiduciary Capital
                                   Management Company and Service Data
                                   Corporation. Filed as Exhibit 10.4 to the
                                   Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.*

                  11.1             Statement of Computation of Net Investment
                                   Income per Limited Partnership Unit.

                  20.1             Report Furnished to Securities Holders.

                  27               Financial Data Schedule.

                  28.1             Portions of the Prospectus of Fiduciary
                                   Capital Partners, L.P. and Fiduciary Capital
                                   Pension Partners, L.P., dated January 24,
                                   1990, filed with the Securities and Exchange
                                   Commission pursuant to Rule 424(b), as
                                   supplemented by Supplements dated August 15, 1990, September 18, 1990 and October 11, 1990 filed with the Securities and Exchange
                                   Commission pursuant to Rule 497(b). Filed as
                                   Exhibit 28 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.*

                  -------------------
          * Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, reference is made to the document previously filed with the Commission which is incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:  March 25, 1996

                           FIDUCIARY CAPITAL PENSION PARTNERS, L.P.
                           (Registrant)

                           By: FCM FIDUCIARY CAPITAL MANAGEMENT COMPANY its Managing General Partner


                                By:  /s/ W. Duke DeGrassi
                                     ------------------------------------------
                                     W. Duke DeGrassi
                                     President


                                By:  /s/ Donald R. Jackson
                                     ------------------------------------------
                                     Donald R. Jackson
                                     Senior Vice President, Treasurer and
                                     Chief Financial and Accounting Officer


                           By:  NORMAN J. PEER
                                Independent General Partner


                                /s/ Norman J. Peer
                                --------------------------------------

                           By:  ROBERT H. ARNOLD
                                Independent General Partner


                                /s/ Robert H. Arnold
                                --------------------------------------


                           By:  E. BRUCE FREDRIKSON
                                Independent General Partner


                                /s/ E. Bruce Fredrikson
                                --------------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities indicated on March 25, 1996.


                  SIGNATURE OF THE SOLE DIRECTOR OF THE MANAGING GENERAL PARTNER OF FCM FIDUCIARY CAPITAL MANAGEMENT COMPANY
                  (A DELAWARE GENERAL PARTNERSHIP), MANAGING GENERAL PARTNER OF THE REGISTRANT.

Signature                                   Title
---------                                   -----
/s/ Paul Bagley                    Chief Executive Officer and Sole
----------------------------       Director of FCM Fiduciary Capital
Paul Bagley                        Corporation, a corporate general partner
                                   of FCM Fiduciary Capital Management
                                   Company


                                  Exhibit Index

    Exhibit No.            Description                                                  Page
    -----------            -----------                                                  ----
      3.1(a)               Fourth Amended and Restated Certificate of Limited
                           Partnership of Fiduciary Capital Pension Partners,
                           L.P., dated as of January 29, 1990. (Incorporated by
                           Reference.)                                                    *

         (b)               Second Amended and Restated Agreement of Limited
                           Partnership of Fiduciary Capital Pension Partners,
                           L.P., dated as of October 1, 1993. (Incorporated by
                           Reference.)                                                    *

         (c)               Amendment Number One to the Second Amended and
                           Restated Agreement of Limited Partnership of
                           Fiduciary Capital Pension Partners, L.P., dated as of
                           October 1, 1993. (Incorporated by Reference.)                  *

     10.1                  Investment Advisory Contract, dated as of October 1,
                           1993, between Fiduciary Capital Pension Partners,
                           L.P. and FCM Fiduciary Capital Management Company.
                           (Incorporated by Reference.)                                   *

     10.2(a)               Custody Agreement, dated as of July 19, 1990, between
                           Fiduciary Capital Pension Partners, L.P. and M&I
                           First National Bank. (Incorporated by Reference.)              *

         (b)               Amendment to Custody Agreement of Fiduciary Capital
                           Pension Partners, L.P., dated as of October 13, 1992.
                           (Incorporated by Reference.)                                   *

         (c)               Second Amendment to Custody Agreement of Fiduciary
                           Capital Pension Partners, L.P., dated as of January
                           21, 1994. (Incorporated by Reference.)                         *

     10.3                  Administrative Services Contract, dated as of August
                           14, 1990, between Fiduciary Capital Pension Partners,
                           L.P. and FFCA Fiduciary Capital Management Company.
                           (Incorporated by Reference.)                                   *

     10.4                  Transfer Agent Agreement, dated as of July 1, 1992,
                           by and among Fiduciary Capital Pension Partners,
                           L.P., FFCA Fiduciary Capital Management Company and
                           Service Data Corporation. (Incorporated by
                           Reference.)                                                    *

     11.1                  Statement of Computation of Net Investment Income per
                           Limited Partnership Unit.

     20.1                  Report Furnished to Securities Holders.

     27                    Financial Data Schedule.

     28.1                  Portions of the Prospectus of Fiduciary Capital
                           Pension Partners, L.P. and Fiduciary Capital
                           Partners, L.P., dated January 24, 1990, filed with
                           the Securities and Exchange Commission pursuant to
                           Rule 424(b), as supplemented by Supplements dated
                           August 15, 1990, September 18, 1990 and October 11,
                           1990 filed with the Securities and Exchange
                           Commission pursuant to Rule 497(b). (Incorporated by
                           Reference.)                                                    *

     -------------------

     * See Item 14(c) for statement of location of exhibits incorporated by reference.