Form 10-Q
period 1996-06-30
FIDUCIARY CAPITAL PENSION PARTNERS L P
filed 1996-08-14
CIK 841688

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1996
                               ------------------------------------------------

                                              OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------     -----------------------

Commission file number    0-17738
                       --------------------------------------------------------


                  Fiduciary Capital Pension Partners, L.P.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


       Delaware                                                  86-0653603
- -----------------------                                     -------------------
(State of organization)                                      (I.R.S. Employer
                                                            Identification No.)


   410 17th Street
      Suite 400
  Denver, Colorado                                                   80202
- ---------------------                                             ----------
(Address of principal                                             (Zip Code)
  executive offices)


     Registrant's telephone number, including area code  (800) 866-7607
                                                         --------------

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

                    Fiduciary Capital Pension Partners, L.P.
                     Quarterly Report on Form 10-Q for the
                          Quarter Ended June 30, 1996



                               Table of Contents


                                                                                 Page
                                                                                 ----
  Part I.     FINANCIAL INFORMATION

              Item 1.  Financial Statements (unaudited)                           3

                       Schedule of Investments -
                       June 30, 1996                                              3

                       Balance Sheets - June 30, 1996 and
                       December 31, 1995                                          5

                       Statements of Operations for the three
                       months ended June 30, 1996 and 1995                        6

                       Statements of Operations for the six
                       months ended June 30, 1996 and 1995                        7

                       Statements of Cash Flows for the six
                       months ended June 30, 1996 and 1995                        8

                       Statements of Changes in Net Assets for
                       the six months ended June 30, 1996 and
                       for the year ended December 31, 1995                       9

                       Selected Per Unit Data and Ratios                         10

                       Notes to Financial Statements                             11

              Item 2.  Management's Discussion and Analysis
                       of Financial Condition and Results of
                       Operations                                                13


  Part II.    OTHER INFORMATION

              Item 1.  Legal Proceedings                                         19

              Item 6.  Exhibits and Reports on Form 8-K                          19

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            SCHEDULE OF INVESTMENTS

                                 JUNE 30, 1996
                                  (unaudited)



- -------------------------------------------------------------------------------------------------------------
Principal
Amount/                                           Investment        Amortized                     % of Total
Shares             Investment                        Date              Cost            Value      Investments
- -------------------------------------------------------------------------------------------------------------
MANAGED COMPANIES:

150,584.07 sh.     Neodata Corporation,
                   10.00% Class A Convertible      12/27/90 &
                   Preferred Stock - Series 2*     09/30/92        $   278,916      $       1
8,754.89 sh.       Neodata Corporation,            12/27/90 &
                   Common Stock*                   09/30/92                  1              1
- -------------------------------------------------------------------------------------------------------------
                                                                       278,917              2        0.0%
- -------------------------------------------------------------------------------------------------------------
23,056 sh.         KEMET Corporation,
                   Common Stock(1)*                07/11/91              8,170        464,002
- -------------------------------------------------------------------------------------------------------------
                                                                         8,170        464,002        2.3
- -------------------------------------------------------------------------------------------------------------
62,606 sh.         Amity Leather Products Co.,
                   Warrants to Purchase Class B
                   Common Stock*                   07/30/92             85,909        674,584
22,608 sh.         Amity Leather Products Co.,
                   Class A Common Stock*           07/30/92            226,080        243,604
- -------------------------------------------------------------------------------------------------------------
                                                                       311,989        918,188        4.6
- -------------------------------------------------------------------------------------------------------------
$5,023,926         Elgin National Industries, Inc.,
                   13.00% Senior Subordinated
                   Notes due 9/01/01(2)            09/24/93          4,924,656      4,924,656
5,876.1 sh.        ENI Holding Corp.,
                   10.00% Preferred Stock
                   due 12/31/01                    09/24/93            587,610        750,182
403.81 sh.         ENI Holding Corp.,
                   Class B Common Stock*           09/24/93             40,381         40,381
421.6 sh.          ENI Holding Corp.,
                   Warrants to Purchase Class B
                   Common Stock*                   09/24/93             42,156         42,156
- -------------------------------------------------------------------------------------------------------------
                                                                     5,594,803      5,757,375       29.2
- -------------------------------------------------------------------------------------------------------------
239,600 sh.        LMC Operating Corp., 7.00%
                   Cumulative Redeemable
                   Preferred Stock*                06/10/94          2,389,210      2,384,408
22.72 sh.          LMC Operating Corp.,
                   Common Stock*                   02/09/96            454,399              1
47.92 sh.          LMC Credit Corp.,
                   Common Stock*                   02/09/96                  1              1
- -------------------------------------------------------------------------------------------------------------
                                                                     2,843,610      2,384,410       12.1
- -------------------------------------------------------------------------------------------------------------
34,996 sh.         MTI Holdings II, Inc.,          07/06/94 &
                   Common Stock*                   12/28/94            237,627         31,496
- -------------------------------------------------------------------------------------------------------------
                                                                       237,627         31,496        0.2
- -------------------------------------------------------------------------------------------------------------



             The accompanying notes to financial statements are an
                        integral part of this schedule.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                                 JUNE 30, 1996
                                  (unaudited)


- -----------------------------------------------------------------------------------------------------------
Principal
Amount/                                           Investment        Amortized                    % of Total
Shares             Investment                        Date              Cost            Value    Investments
- -----------------------------------------------------------------------------------------------------------
$1,290,000         R.B.M. Precision Metal
                   Products, Inc., 13.00%
                   Senior Subordinated
                   Secured Notes due
                   5/24/02(3)                      05/24/95          1,204,213      1,204,213
439.694 sh.        R.B.M. Precision Metal
                   Products, Inc., Warrants
                   to Purchase Common
                   Stock*                          05/24/95             73,295         73,295
- -----------------------------------------------------------------------------------------------------------
                                                                     1,277,508      1,277,508        6.5
- -----------------------------------------------------------------------------------------------------------
$3,265,920         Atlas Environmental, Inc.,
                   13.50% Senior Subordinated
                   Secured Notes due 1/19/03(4)    01/25/96          3,174,206      3,174,206
338,423 sh.        Atlas Environmental, Inc.,
                   Warrants to Purchase
                   Common Stock(5)*                01/25/96             33,842         33,842
- -----------------------------------------------------------------------------------------------------------
                                                                     3,208,048      3,208,048       16.2
- -----------------------------------------------------------------------------------------------------------
    Total Investments in Managed Companies (71.1% of net assets)    13,760,672     14,041,029       71.1
- -----------------------------------------------------------------------------------------------------------

TEMPORARY INVESTMENTS:

$2,850,000         Cargill, Inc.,
                   5.06% Notes due 7/03/96         06/19/96          2,849,199      2,849,199
$2,850,000         International Business
                   Machines Corporation,
                   5.10% Notes due 7/03/96         06/19/96          2,849,192      2,849,192
- -----------------------------------------------------------------------------------------------------------
    Total  Temporary Investments (28.9% of net assets)               5,698,391      5,698,391       28.9
- -----------------------------------------------------------------------------------------------------------
    Total Investments (100.0% of net assets)                       $19,459,063    $19,739,420      100.0%
===========================================================================================================

(1) The KEMET Corporation common stock trades on the NASDAQ National Market System.
(2) The notes will amortize in eight equal quarterly installments of $627,991 commencing on 11/30/99.
(3) The notes will amortize in three equal annual installments of $430,000 commencing on 5/24/00.
(4) The notes will amortize in five equal annual installments of $653,184 commencing on 1/19/99. (Note 5)
(5) The Atlas Environmental, Inc. common stock trades over the counter on a limited basis with quotations provided via the OTC Bulletin Board. The warrants have an exercise price of $8.00 per share.
 *   Non-income producing security.



             The accompanying notes to financial statements are an
                        integral part of this schedule.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                                 BALANCE SHEETS

                      JUNE 30, 1996 AND DECEMBER 31, 1995
                                  (unaudited)



                                                                                 1996                  1995
                                                                             -----------           -----------
    ASSETS:

      Investments (Note 5):
        Portfolio investments, at value:
           Managed companies (amortized cost -
             $13,760,672 and $14,272,465,
                respectively)                                                $14,041,029           $11,377,790
        Temporary investments, at amortized cost                               5,698,391             8,647,334
                                                                             -----------           -----------
           Total investments                                                  19,739,420            20,025,124
      Cash and cash equivalents                                                  286,977               175,768
      Accrued interest receivable (Note 5)                                       163,979               117,461
      Other assets                                                                 1,497                 3,095
                                                                             -----------           -----------
        Total assets                                                         $20,191,873           $20,321,448
                                                                             ===========           ===========
    LIABILITIES:

      Payable to affiliates (Notes 2, 3 and 4)                               $    43,926           $    54,494
      Accounts payable and accrued liabilities                                    44,222                31,327
      Distributions payable to partners                                          362,595               362,595
                                                                             -----------           -----------
        Total liabilities                                                        450,743               448,416
                                                                             -----------           -----------
    CONTINGENCIES (Note 6)

    NET ASSETS:

      Managing General Partner                                                    (6,617)               (5,298)
      Limited Partners (equivalent to $16.50
        and $16.61, respectively, per limited
        partnership unit based on 1,196,564
        units outstanding)                                                    19,747,747            19,878,330
                                                                             -----------           -----------
           Net assets                                                         19,741,130            19,873,032
                                                                             -----------           -----------
             Total liabilities and net assets                                $20,191,873           $20,321,448
                                                                             ===========           ===========





             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (unaudited)


                                                                                1996               1995
                                                                              --------         -----------
    INVESTMENT INCOME:

      Income:
        Interest                                                              $413,773          $  619,678
                                                                              --------          ----------
          Total investment income                                              413,773             619,678
                                                                              --------          ----------
      Expenses:
        Investment advisory fees (Note 2)                                       35,644              49,756
        Professional fees                                                       29,377              13,695
        Fund administration fees (Note 3)                                       29,582              29,582
        Administrative expenses (Note 3)                                        17,224              17,224
        Independent General Partner fees
          and expenses (Note 4)                                                 11,574              11,964
        Other expenses                                                          14,346              10,340
        Amortization                                                                 -               2,625
                                                                              --------          ----------
          Total expenses                                                       137,747             135,186
                                                                              --------          ----------
    NET INVESTMENT INCOME                                                      276,026             484,492
                                                                              --------          ----------
    REALIZED AND UNREALIZED
      GAIN (LOSS) ON INVESTMENTS:

        Net realized gain on investments                                             -           1,720,694
        Net change in unrealized (loss) gain
          on investments                                                       (42,950)           (637,675)
                                                                              --------          ----------
            Net (loss) gain on investments                                     (42,950)          1,083,019
                                                                              --------          ----------
    NET INCREASE IN NET ASSETS
      RESULTING FROM OPERATIONS                                               $233,076          $1,567,511
                                                                              ========          ==========




             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (unaudited)


                                                                               1996                 1995
                                                                           -----------           ----------
    INVESTMENT INCOME:

      Income:
        Interest                                                           $   814,125           $1,218,743
                                                                           -----------           ----------
          Total investment income                                              814,125            1,218,743
                                                                           -----------           ----------
      Expenses:
        Investment advisory fees (Note 2)                                       77,184               99,513
        Professional fees                                                       68,875               28,156
        Fund administration fees (Note 3)                                       59,164               59,164
        Administrative expenses (Note 3)                                        34,448               34,448
        Independent General Partner fees
          and expenses (Note 4)                                                 27,136               27,988
        Other expenses                                                          29,331               16,236
        Amortization                                                                 -                5,250
                                                                           -----------           ----------
          Total expenses                                                       296,138              270,755
                                                                           -----------           ----------
    NET INVESTMENT INCOME                                                      517,987              947,988
                                                                           -----------           ----------
    REALIZED AND UNREALIZED
      GAIN (LOSS) ON INVESTMENTS:

        Net realized (loss) gain on investments                             (3,099,731)           1,983,859
        Net change in unrealized gain (loss)
          on investments                                                     3,175,032             (599,587)
                                                                           -----------           ----------
            Net gain on investments                                             75,301            1,384,272
                                                                           -----------           ----------

    NET INCREASE IN NET ASSETS
      RESULTING FROM OPERATIONS                                            $   593,288           $2,332,260
                                                                           ===========           ==========





             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (unaudited)


                                                                                     1996              1995
                                                                                 -----------        ----------
    CASH FLOWS FROM OPERATING ACTIVITIES:

      Net increase in net assets resulting from operations                       $   593,288        $2,332,260
      Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
          Accreted discount on portfolio investments                                 (22,831)          (37,254)
          Amortization                                                                     -             5,250
          Change in assets and liabilities:
             Accrued interest receivable                                             (46,518)         (125,919)
             Other assets                                                              1,598             2,135
             Payable to affiliates                                                   (10,568)            1,107
             Accounts payable and accrued liabilities                                 12,895            (8,346)
             Prepaid interest income                                                       -           (52,635)
          Net realized loss (gain) on investments                                  3,099,731        (1,983,859)
          Net change in unrealized (gain) loss
             on investments                                                       (3,175,032)          599,587
                                                                                 -----------        ----------
               Net cash provided by operating activities                             452,563           732,326
                                                                                 -----------        ----------
    CASH FLOWS FROM INVESTING ACTIVITIES:

      Purchase of portfolio investments                                           (3,655,003)       (1,382,146)
      Proceeds from dispositions of portfolio investments                          1,089,896         3,393,724
      Sale (purchase) of temporary investments, net                                2,948,943        (1,809,057)
                                                                                 -----------        ----------
        Net cash provided by investing activities                                    383,836           202,521
                                                                                 -----------        ----------
    CASH FLOWS FROM FINANCING ACTIVITIES:

      Cash distributions paid to partners                                           (725,190)         (982,575)
                                                                                 -----------        ----------
        Net cash used in financing activities                                       (725,190)         (982,575)
                                                                                 -----------        ----------
    NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                                                           111,209           (47,728)

    CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                                                            175,768           173,095
                                                                                 -----------        ----------
    CASH AND CASH EQUIVALENTS AT
      END OF PERIOD                                                              $   286,977        $  125,367
                                                                                 ===========        ==========




             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                      STATEMENTS OF CHANGES IN NET ASSETS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1996

                    AND FOR THE YEAR ENDED DECEMBER 31, 1995
                                  (unaudited)



                                                                           1996                 1995
                                                                      -------------          -----------
    Increase in net assets resulting from operations:
      Net investment income                                           $     517,987          $ 1,725,971
      Net realized (loss) gain on investments                            (3,099,731)           3,790,988
      Net change in unrealized gain (loss)
        on investments                                                    3,175,032           (6,116,647)
                                                                      -------------          -----------
          Net increase (decrease) in net
             assets resulting from operations                               593,288             (599,688)

    Repurchase of limited partnership units                                       -           (1,959,487)

    Distributions to partners from -
      Net investment income                                                (702,273)          (1,541,685)
      Realized gain on investments                                          (22,917)                   -
                                                                      -------------          -----------
        Total decrease in net assets                                       (131,902)          (4,100,860)

    Net assets:

      Beginning of period                                                19,873,032           23,973,892
                                                                      -------------          -----------
      End of period (including undistributed
        net investment income of $0
        and $184,286, respectively)                                   $  19,741,130          $19,873,032
                                                                      =============          ===========



             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                       SELECTED PER UNIT DATA AND RATIOS
                                  (unaudited)


                                                               For the Three Months       For the Six Months
                                                                  Ended June 30,            Ended June 30,
                                                               --------------------      ---------------------
                                                                1996         1995         1996          1995
                                                               ------      -------       -------       -------
    Per Unit Data:

      Investment income                                        $  .34      $   .47       $   .67       $   .93
      Expenses                                                   (.11)        (.10)         (.24)         (.21)
                                                               ------      -------       -------       -------
      Net investment income                                       .23          .37           .43           .72

      Net realized gain (loss) on investments                       -         1.31         (2.56)         1.52

      Net change in unrealized (loss) gain
        on investments                                           (.04)        (.49)         2.62          (.46)

      Distributions declared to partners                         (.30)        (.30)         (.60)         (.60)
                                                               ------      -------       -------       -------
        Net (decrease) increase in net asset value               (.11)         .89          (.11)         1.18

          Net asset value:
             Beginning of period                                16.61        18.76         16.61         18.47
                                                               ------      -------       -------       -------
             End of period                                     $16.50      $ 19.65       $ 16.50       $ 19.65
                                                               ======      =======       =======       =======
    Ratios (annualized):
      Ratio of expenses to average net assets                   2.78%        2.17%         2.99%         2.20%
      Ratio of net investment income to
        average net assets                                      5.57%        7.77%         5.22%         7.70%

    Number of limited partnership units at end of period    1,196,564    1,296,999     1,196,564     1,296,999





             The accompanying notes to financial statements are an integral part of these selected per unit data and ratios.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1996
                                  (unaudited)

1.       GENERAL

         The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of FCM Fiduciary Capital Management Company ("FCM"), the Managing General Partner of the Fund, necessary to fairly present the financial position of the Fund as of June 30, 1996 and the results of its operations, changes in net assets and its cash flows for the periods then ended.

         These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Fund's annual audited financial statements for the year ended December 31, 1995.


2.       INVESTMENT ADVISORY FEES

         As compensation for its services as investment adviser, FCM receives a subordinated monthly fee at the annual rate of 1% of the Fund's available capital, as defined in the Partnership Agreement. Investment advisory fees of $77,184 were paid by the Fund for the six months ended June 30, 1996.


3.       FUND ADMINISTRATION FEES

         As compensation for its services as fund administrator, FCM receives a monthly fee at the annual rate of .45% of net proceeds available for investment, as defined in the Partnership Agreement. Fund administration fees of $59,164 were paid by the Fund for the six months ended June 30, 1996. FCM is also reimbursed, subject to various limitations, for administrative expenses incurred in providing accounting and investor services to the Fund. The Fund reimbursed FCM for administrative expenses of $34,448 for the six months ended June 30, 1996.


4.       INDEPENDENT GENERAL PARTNER FEES AND EXPENSES

         As compensation for services rendered to the Fund, each of the Independent General Partners receives from the Fund and Fiduciary Capital Partners, L.P., an affiliated fund, (collectively, the "Funds") an annual fee of $30,000, payable monthly in arrears, together with all out-of-pocket expenses. Each Fund's allocation of these fees and expenses is based on the relative number of outstanding Units. Fees and expenses paid by the Fund for the six months ended June 30, 1996 totaled $27,136.


5.       PROTFOLIO INVESTMENTS

         The companies which Atlas Environmental, Inc. ("Atlas") acquired with the proceeds of the Fund's subordinated debt investment have not performed as well as expected, and as a consequence, Atlas has defaulted on certain financial covenants in its agreements with its senior lender and with the Fund. The senior lender, the Bank of New York, has reacted to the covenant defaults by limiting Atlas' availability under its revolving credit facility and by instructing Atlas not to pay the interest on the Fund's subordinated

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                                 JUNE 30, 1996
                                  (unaudited)

debt that was payable on July 19, 1996 in the amount of $111,450. In accordance with the intercreditor agreement between the Fund and the Bank of New York, the bank can block payments to the Fund for up to 180 days. During August 1996, the company entered into a letter of intent, under the terms of which some of the company's businesses would be sold for cash. This sale, if consummated, would provide cash to pay the Fund's interest. As a result, the Fund accrued the interest due on the subordinated debt as of June 30, 1996.


6.       CONTINGENCIES

         FCM was named as a defendant in a class action lawsuit brought in March 1995 against PaineWebber Incorporated ("PaineWebber") and a number of its affiliates concerning the sale of 70 different limited partnerships and other direct investment programs. During May 1995, the Court entered an order certifying the class and dismissing the class action against FCM without prejudice.

         During January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement, which has been preliminarily approved by the Court. The agreement provides for the complete resolution of the class action litigation, including releases in favor of the Fund and FCM, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships, including the Fund. The details of the settlement are described in a notice mailed directly to class members at the direction of the Court. A final hearing on the fairness of the proposed settlement has been scheduled for October 25, 1996.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1996, the Fund held portfolio investments in eight Managed Companies, with an aggregate cost of approximately $13.8 million. These portfolio investments, which were made from net offering proceeds and the reinvestment of proceeds from the sale of other portfolio investments, represent approximately 71.1% of the Fund's net assets. When acquired, these portfolio investments generally consisted of high-yield subordinated debt, linked with an equity participation or a comparable participation feature in middle market companies. These securities were typically issued in private placement transactions and were subject to certain restrictions on transfer or sale, thereby limiting their liquidity. A number of the portfolio companies have prepaid their subordinated debt that the Fund held. In addition, three of the portfolio companies have successfully completed initial public offerings ("IPOs") of their stock. The Fund has sold the stock it held in these three companies, except for a portion of its KEMET Corporation ("KEMET") stock.

         As of June 30, 1996, the Fund's remaining assets were invested in short-term commercial paper. These funds are available to fund follow-on investments, for distribution to the partners or to fund the annual repurchase offer.

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

         The companies which Atlas acquired with the proceeds of the Fund's subordinated debt investment have not performed as well as expected, and as a consequence, Atlas has defaulted on certain financial covenants in its agreements with its senior lender and with the Fund. The senior lender, the Bank of New York, has reacted to the covenant defaults by limiting Atlas' availability under its revolving credit facility and by instructing Atlas not to pay the interest on the Fund's subordinated debt that was payable on July 19, 1996 in the amount of $111,450. In accordance with the intercreditor agreement between the Fund and the Bank of New York, the bank can block payments to the Fund for up to 180 days. During August 1996, the company entered into a letter of intent, under the terms of which some of the company's businesses would be sold for cash. This sale, if consummated, would provide cash to pay the Fund's interest. As a result, the Fund accrued the interest due on the subordinated debt as of June 30, 1996.

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

         While LMC has experienced significant operating difficulties since the Fund acquired its LMC investment during 1994, it is now progressing quite satisfactorily under the guidance of its new management team. The major accomplishment has been the re-engineering and modernization of the product line. Initial responses from customers and other industry sources have been positive. LMC is optimistic about the prospects for sales of its "utility" models and are hopeful about fleet grooming sales.

         LMC is also trying to diversify its product line to reduce the seasonality of its business and increase the utilization of its manufacturing facility. It is concentrating on vehicles with low ground pressure in order to utilize the engineering and manufacturing expertise gained from snow grooming equipment. The projects currently underway are a joint venture with AEBI, a Swiss company that manufactures grooming equipment utilized on golf courses and highways, and the internal development of a tracked utility vehicle designed for use by landscape and other contractors. Both projects are progressing satisfactorily.

         These projects may necessitate additional follow-on investments by the Fund. We are also exploring other possible acquisitions, including one which would result in a reverse merger into a small public company and a public listing for LMC shares. Any such merger or acquisition may also require additional Fund investment. The Fund currently owns 23% of LMC and our affiliate, Fiduciary Capital Partners, owns 27%.

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

         Accrued interest receivable increased $46,518 from $117,461 at December 31, 1995 to $163,979 at June 30, 1996. This increase resulted primarily from the accrual of interest due on the Atlas notes that were acquired during January 1996. This increase was partially offset by a decrease, to zero, in the accrued interest receivable attributable to the Fund's Canadian's investment.

         During the six months ended June 30, 1996, the Fund paid cash distributions pertaining to the fourth quarter of 1995 and the first quarter of 1996, each in the amount of $362,595. The distribution for the second quarter of 1996 will be paid on August 15, 1996. These quarterly distributions are equal to $.30 per Unit and represent an annualized rate equal to 6.0% of contributed capital.

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

         As of December 31, 1995, the Fund had committed to make three new portfolio investments. In addition, the Fund had agreed in principle to the financial restructuring of LMC. As discussed above, one of the committed investments, Atlas, was acquired during January 1996 and the LMC financial restructuring was consummated during February 1996. The other two committed investments have been abandoned. The portion of the Fund's available capital that was reserved for these abandoned investments is now reserved to fund either the Fund's 1996 repurchase offer or any additional follow-on investments that the Fund may make in existing portfolio companies.

         FCM was named as a defendant in a class action lawsuit brought in March 1995 against PaineWebber and a number of it affiliates concerning the sale of 70 different limited partnerships and other direct investment programs. During May 1995, the Court entered an order certifying the class and dismissing the class action against FCM without prejudice.

         During January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement, which has been preliminarily approved by the Court. The agreement provides for the complete resolution of the class action litigation, including releases in favor of the Fund and FCM, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships, including the Fund. The details of the settlement are described in a notice mailed directly to class members at the direction of the Court. A final hearing on the fairness of the proposed settlement has been scheduled for October 25, 1996.

         A similar, though smaller, suit was filed against PaineWebber and various affiliated entities (not including FCM) during February 1996 in a California state court.

         FCM believes that this litigation will be resolved without any material adverse effect on the Fund's financial condition.


RESULTS OF OPERATIONS


Investment Income and Expenses

         The Fund's net investment income was $276,026 for the three months ended June 30, 1996 as compared to net investment income of $484,492 for the corresponding period of the prior year. Net investment income per limited partnership unit decreased from $.37 to $.23 and the ratio of net investment income to average net assets decreased from 7.77% to 5.57% for the three months ended June 30, 1996 as compared to the corresponding period of the prior year.

         The Fund's net investment income was $517,987 for the six months ended June 30, 1995 as compared to net investment income of $947,988 for the corresponding period of the prior year. Net investment income per limited partnership unit decreased from $.72 to $.43 and the ratio of net investment income to average net asserts decreased from 7.70% to 5.22% for the six months ended June 30, 1996 as compared to the corresponding period of the prior year.

         Net investment income for both the three and six month periods ended June 30, 1996 decreased primarily as a result of decreases in investment income.

         Investment income decreased $205,905 and $404,618, or 33.2% and 33.2%, for the three and six month periods ended June 30, 1996, respectively, as compared to the corresponding periods of the prior year. These decreases resulted primarily from the conversion of the Fund's LMC debt securities into non-dividend paying equity securities and the Canadian's bankruptcy. (Both of these items are discussed elsewhere in this Report.) The Fund's total investments also decreased as a result of the Fund's repurchase of 7.74% of its Units during the fourth quarter of 1995.

         Total expenses increased $2,561 and $25,383, or 1.9% snd 9.4%, for the three and six month periods ended June 30, 1996, respectively, as compared to the corresponding periods of the prior year. These increases resulted primarily from increases in professional fees and other expenses. These increases were primarily the result of legal fees and other costs incurred in connection with Canadian's bankruptcy proceedings. The increases in professional fees and other expenses were partially offset by decreases in investment advisory fees and amortization expense. The investment advisory fees decreased as a result of the repurchase of Units by the Fund during the fourth quarter of 1995 and the realization during February 1996 of the loss on the Fund's Canadian's investment. Both the repurchase of Units and the realization of the Canadian's loss decreased the amount of the Fund's available capital (as defined in the Partnership Agreement), which is the base with respect to which the investment advisory fees are calculated.
The Fund amortized its organization costs over a five year period beginning with the inception of the Fund in 1990. Therefore, these costs became fully amortized during 1995.

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

         As a result of these developments, it became evident that the Fund will not recover any of its Canadian's investment. Accordingly, the Fund recognized the $4,103,949 loss on its Canadian's investment as a realized loss during the three months ended March 31, 1996. This loss recognition did not significantly affect the Fund's total net gain (loss) on investments for the six months ended June 30, 1996 because all but $5 of the loss was recorded as an unrealized loss during 1995.

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

         The net increase in unrealized gain (loss) of investments during the three and six month periods ended June 30, 1996 and the cumulative net unrealized gain on investments as of June 30, 1996, consisted of the following components:


                                                            Unrealized Gain (Loss) Recorded
                                               -------------------------------------------------------
                                               During the Three       During the Six
                                                 Months Ended          Months Ended          As of
         Portfolio Company                       June 30, 1996         June 30, 1996     June 30, 1996
- ----------------------------------             ----------------       ---------------    -------------
Unrealized net loss recorded during
     prior periods with respect to
    investments disposed of during
    the period                                   $         -            $3,348,623         $        -
Neodata                                                    -                     -           (278,915)
KEMET                                                (57,641)              (89,343)           455,832
Amity                                                      -              (113,629)           606,199
Elgin / ENI                                           14,691                29,381            162,572
LMC -                                                      -                     -           (459,200)
MTI II                                                     -                     -           (206,131)
                                                 -----------            ----------         ----------
                                                 $   (42,950)           $3,175,032         $  280,357
                                                 ===========            ==========         ==========


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

         KEMET completed an IPO of its common stock during 1992. The stock, which trades on the NASDAQ National Market System, closed at $20.125 (an average of the closing bid and ask prices) on June 30, 1996. This price is down from the closing prices of $34.125 on December 31, 1995 and $22.625 on March 31, 1996. Based on the $20.125 closing trading price of the common stock, the 23,056 shares of common stock that the Fund held at June 30, 1996 had a market value of $464,002.

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

         LMC experienced significant operating problems after the Fund acquired its LMC investment during 1994 and the Fund was involved in a restructuring of its LMC investment during 1995. In the restructuring, the Fund's existing LMC subordinated debt and warrants were converted into preferred stock and the Fund purchased $454,400 of new common stock. As a result of LMC's operational difficulties and the fact that the Fund now owns equity securities rather than debt securities, the Fund wrote its LMC investment down by $459,200 during 1995.

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


Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits and Reports to be filed:

                 Exhibit No.          Description
                 -----------          -----------

                     11.1 Statement of Computation of Net Investment Income Per Limited
                                      Partnership Unit.

                     19.1             Reports Furnished to Securities
                                      Holders.

                     27.1             Financial Data Schedule.

         (b) The Registrant did not file any reports on Form 8-K during the second quarter of the fiscal year ending December 31, 1996.

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

                                    Fiduciary Capital Pension Partners, L.P.
                                    (Registrant)


                                    By: FCM Fiduciary Capital Management Company
                                        Managing General Partner




Date:  August 12, 1996              By:  /s/ Donald R. Jackson
                                         ---------------------------------------
                                         Donald R. Jackson
                                         Chief Financial Officer

                                 EXHIBIT INDEX


    Exhibit No.               Description                                                                          Page
    -----------               -----------                                                                          ----
       11.1             Statement of Computation of Net Investment Income Per Limited Partnership Unit.

       19.1             Report Furnished to Securities Holders.

       27.1             Financial Data Schedule.