Form 10-Q
period 1997-03-31
FIDUCIARY CAPITAL PENSION PARTNERS L P
filed 1997-05-14
CIK 841688

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the quarterly period ended      March 31, 1997
                              -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    -----------------------

Commission file number          0-17738
                       --------------------------------------------------------


                    Fiduciary Capital Pension Partners, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                      86-0653603
     -----------------------                          -------------------
     (State of organization)                           (I.R.S. Employer
                                                      Identification No.)


            410 17th Street
               Suite 400
           Denver, Colorado                                 80202
         ---------------------                            ----------
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

                    Fiduciary Capital Pension Partners, L.P.
                     Quarterly Report on Form 10-Q for the
                          Quarter Ended March 31, 1997


                               Table of Contents


                                                                         Page
                                                                         ----

Part I.    FINANCIAL INFORMATION

           Item 1.   Financial Statements (unaudited)                     3

                     Schedule of Investments -
                     March 31, 1997                                       3

                     Balance Sheets - March 31, 1997 and
                     December 31, 1996                                    5

                     Statements of Operations for the three months
                     ended March 31, 1997 and 1996                        6

                     Statements of Cash Flows for the three months
                     ended March 31, 1997 and 1996                        7

                     Statements of Changes in Net Assets for the
                     three months ended March 31, 1997 and
                     for the year ended December 31, 1996                 8

                     Selected Per Unit Data and Ratios                    9

                     Notes to Financial Statements                       10

           Item 2.   Management's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations                                          12


Part II.   OTHER INFORMATION

           Item 1.   Legal Proceedings                                   16

           Item 6.   Exhibits and Reports on Form 8-K                    16

                         Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            SCHEDULE OF INVESTMENTS

                                 MARCH 31, 1997
                                  (unaudited)


---------------------------------------------------------------------------------------------------------------------------
Principal
Amount/                                              Investment         Amortized                          % of Total
Shares              Investment                          Date              Cost              Value          Investments
---------------------------------------------------------------------------------------------------------------------------
MANAGED COMPANIES:

150,584.07 sh.      Neodata Corporation,
                    10.00% Class A Convertible       12/27/90 &
                    Preferred Stock - Series 2*      09/30/92          $   278,916     $            1
8,754.89 sh.        Neodata Corporation,             12/27/90 &
                    Common Stock*                    09/30/92                    1                  1
---------------------------------------------------------------------------------------------------------------------------
                                                                           278,917                  2          0.0%
---------------------------------------------------------------------------------------------------------------------------
23,056 sh.          KEMET Corporation,
                    Common Stock(1)*                 07/11/91                8,170            436,623
---------------------------------------------------------------------------------------------------------------------------
                                                                             8,170            436,623          2.7
---------------------------------------------------------------------------------------------------------------------------
62,606 sh.          ar accessories group,
                    incorporated, Warrants
                    to Purchase Class B
                    Common Stock(2)*                 07/30/92               85,909                  1
22,608 sh.          ar accessories group,
                    incorporated, Class A
                    Common Stock(2)*                 07/30/92              226,080            214,775
---------------------------------------------------------------------------------------------------------------------------
                                                                           311,989            214,776          1.3
---------------------------------------------------------------------------------------------------------------------------
$5,023,926          Elgin National Industries, Inc.,
                    13.00% Senior Subordinated
                    Notes due 9/01/01(3)             09/24/93            4,939,486          4,939,486
5,876.1 sh.         ENI Holding Corp.,
                    10.00% Preferred Stock
                    due 12/31/01                     09/24/93              587,610            794,252
403.81 sh.          ENI Holding Corp.,
                    Class B Common Stock*            09/24/93               40,381             40,381
421.6 sh.           ENI Holding Corp.,
                    Warrants to Purchase Class B
                    Common Stock*                    09/24/93               42,156             42,156
---------------------------------------------------------------------------------------------------------------------------
                                                                         5,609,633          5,816,275         36.3
---------------------------------------------------------------------------------------------------------------------------
$816,480            LMC Operating Corp.,
                    12.00% Senior Subordinated
                    Revolving Notes
                    due 10/31/00(4)*                 11/01/96              816,480            816,480
239,600 sh.         LMC Operating Corp., 7.00%
                    Cumulative Redeemable
                    Preferred Stock*                 06/10/94            2,389,210          2,384,408
22.72 sh.           LMC Operating Corp.,
                    Common Stock*                    02/09/96              454,399                  1
47.92 sh.           LMC Credit Corp.,
                    Common Stock*                    02/09/96                    1                  1
---------------------------------------------------------------------------------------------------------------------------
                                                                         3,660,090          3,200,890         20.0
---------------------------------------------------------------------------------------------------------------------------

             The accompanying notes to financial statements are an
                        integral part of this schedule.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                                 MARCH 31, 1997
                                  (unaudited)


---------------------------------------------------------------------------------------------------------------------------
Principal
Amount/                                              Investment         Amortized                          % of Total
Shares              Investment                          Date              Cost              Value          Investments
---------------------------------------------------------------------------------------------------------------------------
1,327 sh.           Mobile Technology, Inc.,         07/06/94 &
                    Common Stock*                    12/28/94              187,698         37,567
3,527 sh.           Mobile Technology, Inc.,
                    Warrants to Purchase             07/06/94 &
                    Common Stock(5)*                 12/28/94               49,929          8,729
---------------------------------------------------------------------------------------------------------------------------
                                                                           237,627         46,296               0.3
---------------------------------------------------------------------------------------------------------------------------
$1,290,000          R.B.M. Precision Metal
                    Products, Inc., 13.00%
                    Senior Subordinated
                    Secured Notes due
                    5/24/02(6)                       05/24/95            1,214,583      1,214,583
9,072.7 sh.         R.B.M. Precision Metal
                    Products, Inc., Warrants
                    to Purchase Common
                    Stock*                           05/24/95               73,295         73,295
---------------------------------------------------------------------------------------------------------------------------
                                                                         1,287,878      1,287,878               8.0
---------------------------------------------------------------------------------------------------------------------------
$3,265,920          Atlas Environmental, Inc.,
                    13.50% Senior Subordinated
                    Secured Notes due 1/19/03(7)     01/25/96            3,170,895      2,224,960
338,423 sh.         Atlas Environmental, Inc.,
                    Warrants to Purchase
                    Common Stock(7)*                 01/25/96               33,842              1
---------------------------------------------------------------------------------------------------------------------------
                                                                         3,204,737      2,224,961              13.9
---------------------------------------------------------------------------------------------------------------------------
     Total Investments in Managed Companies (84.4% of net assets)       14,599,041     13,227,701              82.5
---------------------------------------------------------------------------------------------------------------------------

TEMPORARY INVESTMENTS:

$2,800,000          Cargill, Inc., 5.03%
                    Notes due 4/01/97                03/18/97            2,800,000      2,800,000
---------------------------------------------------------------------------------------------------------------------------
     Total  Temporary Investments ( 17.9% of net assets)                 2,800,000      2,800,000              17.5
---------------------------------------------------------------------------------------------------------------------------
     Total Investments (102.3% of net assets)                          $17,399,041    $16,027,701             100.0%
===========================================================================================================================

(1) The KEMET Corporation common stock trades on the NASDAQ National Market System.

(2) Amity Leather Products Co. changed its corporate name to ar accessories group, incorporated during 1996.

(3) The notes will amortize in eight equal quarterly installments of $627,991 commencing on November 30, 1999.

(4) The Fund has committed to provide up to $1,632,960 of subordinated debt financing pursuant to the terms of these notes.

(5) The warrants have exercise prices of $20.00 per share (1,058 shares) and $35.00 per share (2,469 shares).

(6) The notes will amortize in three equal annual installments of $430,000 commencing on May 24, 2000.

(7) The notes will amortize in five equal annual installments of $653,184 commencing on January 19, 1999. The accrual of interest on the note was discontinued by the Fund effective April 20, 1996.

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

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                                 BALANCE SHEETS

                      MARCH 31, 1997 AND DECEMBER 31, 1996
                                  (unaudited)


                                                       1997            1996
                                                   ------------    ------------
ASSETS:

  Investments:
     Portfolio investments, at value:
        Managed companies (amortized cost -
          $14,599,041 and $14,590,345,
             respectively)                         $ 13,227,701    $ 14,007,043
     Temporary investments, at amortized cost         2,800,000       3,097,761
                                                   ------------    ------------
        Total investments                            16,027,701      17,104,804
  Cash and cash equivalents                             321,375         234,305
  Accrued interest receivable                           100,173          95,207
  Other assets                                            1,850           6,646
                                                   ------------    ------------
     Total assets                                  $ 16,451,099    $ 17,440,962
                                                   ============    ============

LIABILITIES:

  Payable to affiliates (Notes 2, 3 and 4)         $     44,966    $     47,368
  Accounts payable and accrued liabilities              404,632         418,781
  Distributions payable to partners                     334,812         334,812
                                                   ------------    ------------

     Total liabilities                                  784,410         800,961
                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 5)

NET ASSETS:

  Managing General Partner                              (32,958)        (23,225)
  Limited Partners (equivalent to $14.21
     and $15.08, respectively, per limited
     partnership unit based on 1,104,881
     units outstanding)                              15,699,647      16,663,226
                                                   ------------    ------------

        Net assets                                   15,666,689      16,640,001
                                                   ------------    ------------

          Total liabilities and net assets         $ 16,451,099    $ 17,440,962
                                                   ============    ============


 The accompanying notes to financial statements are an integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (unaudited)


                                                   1997           1996
                                               -----------    -----------
INVESTMENT INCOME:
   Income:
     Interest                                  $   278,205    $   400,352
                                               -----------    -----------

       Total investment income                     278,205        400,352
                                               -----------    -----------

   Expenses:
     Investment advisory fees (Note 2)              19,304         41,540
     Professional fees                              44,445         39,498
     Fund administration fees (Note 3)              29,582         29,582
     Administrative expenses (Note 3)               17,224         17,224
     Independent General Partner fees
       and expenses (Note 4)                        11,626         15,562
     Other expenses                                  6,486         14,985
                                               -----------    -----------

       Total expenses                              128,667        158,391
                                               -----------    -----------

NET INVESTMENT INCOME                              149,538        241,961
                                               -----------    -----------

REALIZED AND UNREALIZED
   GAIN (LOSS) ON INVESTMENTS:

     Net realized loss on investments                 --       (3,099,731)
     Net change in unrealized (loss) gain
       on investments                             (788,038)     3,217,982
                                               -----------    -----------

         Net (loss) gain on investments           (788,038)       118,251
                                               -----------    -----------

NET (DECREASE) INCREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                   $  (638,500)   $   360,212
                                               ===========    ===========


 The accompanying notes to financial statements are an integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (unaudited)


                                                                            1997           1996
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (decrease) increase in net assets resulting from operations      $  (638,500)   $   360,212
   Adjustments to reconcile net (decrease) increase in
     net assets resulting from operations to net cash
     provided by operating activities:
       Accreted discount on portfolio investments                            (8,696)       (10,834)
       Change in assets and liabilities:
         Accrued interest receivable                                         (4,966)       (48,067)
         Other assets                                                         4,796            214
         Payable to affiliates                                               (2,402)         4,706
         Accounts payable and accrued liabilities                           (14,149)        31,813
       Net realized loss on investments                                        --        3,099,731
       Net change in unrealized loss (gain)
         on investments                                                     788,038     (3,217,982)
                                                                        -----------    -----------
           Net cash provided by operating activities                        124,121        219,793
                                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of portfolio investments                                           --       (3,655,003)
   Proceeds from dispositions of portfolio investments                         --        1,089,896
   Sale of temporary investments, net                                       297,761      2,854,729
                                                                        -----------    -----------
      Net cash provided by investing activities                             297,761        289,622
                                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Cash distributions paid to partners                                     (334,812)      (362,595)
                                                                        -----------    -----------
     Net cash used in financing activities                                 (334,812)      (362,595)
                                                                        -----------    -----------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                                          87,070        146,820

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                      234,305        175,768
                                                                        -----------    -----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                        $   321,375    $   322,588
                                                                        ===========    ===========


 The accompanying notes to financial statements are an integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                      STATEMENTS OF CHANGES IN NET ASSETS

                   FOR THE THREE MONTHS ENDED MARCH 31, 1997

                    AND FOR THE YEAR ENDED DECEMBER 31, 1996
                                  (unaudited)


                                                       1997            1996
                                                  ------------    ------------
Increase in net assets from operations:
   Net investment income                          $    149,538    $    772,453
   Net realized loss on investments                       --        (3,453,919)
   Net change in unrealized (loss) gain
      on investments                                  (788,038)      2,311,373
                                                  ------------    ------------
       Net decrease in net assets
         resulting from operations                    (638,500)       (370,093)

Repurchase of limited partnership units                   --        (1,440,340)

Distributions to partners from -
   Net investment income                              (149,538)       (956,739)
   Realized gain on investments                           --          (465,859)
   Return of capital                                  (185,274)           --
                                                  ------------    ------------

       Total decrease in net assets                   (973,312)     (3,233,031)

Net assets:

   Beginning of period                              16,640,001      19,873,032
                                                  ------------    ------------

   End of period (including no undistributed
     net investment income )                      $ 15,666,689    $ 16,640,001
                                                  ============    ============


 The accompanying notes to financial statements are an integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                       SELECTED PER UNIT DATA AND RATIOS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (unaudited)


                                                              1997              1996
                                                         -------------     -------------

Per Unit Data:
   Investment income                                     $         .25     $         .33
   Expenses                                                       (.12)             (.13)
                                                         -------------     -------------
     Net investment income                                         .13               .20

   Net realized loss on investments                                --              (2.56)

   Net change in unrealized (loss) gain
     on investments                                               (.70)             2.66

   Distributions declared to partners                             (.30)             (.30)
                                                         -------------     -------------

     Net decrease in net asset value                              (.87)              --

       Net asset value:
         Beginning of period                                     15.08             16.61
                                                         -------------     -------------
         End of period                                   $       14.21     $       16.61
                                                         =============     =============

Ratios (annualized):
   Ratio of expenses to average net assets                        3.19%             3.19%
   Ratio of net investment income to
     average net assets                                           3.70%             4.87%

Number of limited partnership units at end of period         1,104,881         1,196,564



 The accompanying notes to financial statements are an integral part of these selected per unit data and ratios.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                  (unaudited)

1.       GENERAL

         The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of FCM Fiduciary Capital Management Company ("FCM"), the Managing General Partner of the Fund, necessary to fairly present the financial position of the Fund as of March 31, 1997 and the results of its operations, changes in net assets and its cash flows for the period then ended.

         These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Fund's annual audited financial statements for the year ended December 31, 1996.

2.       INVESTMENT ADVISORY FEES

         As compensation for its services as investment adviser, FCM receives a subordinated monthly fee at the annual rate of 1% of the Fund's available capital, as defined in the Partnership Agreement. Investment advisory fees of $19,304 were paid by the Fund for the three months ended March 31, 1997.

3.       FUND ADMINISTRATION FEES

         As compensation for its services as fund administrator, FCM receives a monthly fee at the annual rate of .45% of net proceeds available for investment, as defined in the Partnership Agreement. Fund administration fees of $29,582 were paid by the Fund for the three months ended March 31, 1997. FCM is also reimbursed, subject to various limitations, for administrative expenses incurred in providing accounting and investor services to the Fund. The Fund reimbursed FCM for administrative expenses of $17,224 for the three months ended March 31, 1997.

4.       INDEPENDENT GENERAL PARTNER FEES AND EXPENSES

         As compensation for services rendered to the Fund, each of the Independent General Partners receives from the Fund and Fiduciary Capital Partners, L.P., an affiliated fund, (collectively, the "Funds") an annual fee of $30,000, payable monthly in arrears, together with all out-of-pocket expenses. Each Fund's allocation of these fees and expenses is based on the relative number of outstanding Units. Fees and expenses paid by the Fund for the three months ended March 31, 1997 totaled $11,626.

5.       CONTINGENCIES

         On October 3, 1996, the Fund commenced an adversary proceeding in the Canadian's Holdings, Inc. ("Canadian's) Chapter 11 bankruptcy case against Finova Capital Corporation ("Finova"), Benson Selzer and Joseph Eiger. The complaint sought a declaratory judgment that sales taxes collected by Canadian's and turned over to Finova were "trust funds" collected by Canadian's on behalf of various state tax authorities. Through the complaint, the Fund objected to Finova's secured claim against Canadian's,

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                                 MARCH 31, 1997
                                  (unaudited)

which was guaranteed by Benson Selzer and Joseph Eiger, and sought to recover the sales tax and certain other amounts for the benefit of Canadian's bankruptcy estate. As a result of this litigation and the issues involved, the Fund accrued $370,627 during 1996 for legal costs and possible payments that may be required to settle the litigation or to fund the payment of Canadian's outstanding sales tax liabilities. On March 19, 1997, the Bankruptcy Court denied the Fund's claim.

         FCM believes that any potential liability to the Fund resulting from Canadian's outstanding sales tax liabilities will not have any material adverse effect on the Fund's financial condition, beyond the reserve that has been established.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1997, the Fund held portfolio investments in eight Managed Companies, with an aggregate cost of approximately $14.6 million. The value of these portfolio investments, which were made from net offering proceeds and the reinvestment of proceeds from the sale of other portfolio investments, represents approximately 84.4% of the Fund's net assets. When acquired, these portfolio investments generally consisted of high-yield subordinated debt, linked with an equity participation or a comparable participation feature in middle market companies. These securities were typically issued in private placement transactions and were subject to certain restrictions on transfer or sale, thereby limiting their liquidity. A number of the portfolio companies have prepaid their subordinated debt that the Fund held. In addition, three of the portfolio companies have successfully completed initial public offerings of their stock. The Fund has sold the stock it held in these three companies, except for a portion of its KEMET Corporation ("KEMET") stock.

         As of March 31, 1997, the Fund's remaining assets were invested in short-term commercial paper. These funds are available to fund follow-on investments, for distribution to the partners or to fund the annual repurchase offer.

         Pursuant to the terms of the Fund's periodic unit repurchase policy that was adopted by the Fund's Limited Partners during 1993, the Fund annually offers to purchase from its Limited Partners up to 7.5% of its outstanding Units for an amount equal to the current net asset value per Unit, net of a fee (not to exceed 2%) to be retained by the Fund to offset expenses incurred in connection with the repurchase offer. If the number of tendered Units in any year exceeds 7.5% of the outstanding Units, the Fund's General Partners may vote to repurchase up to an additional 2% of the outstanding Units. The 1997 repurchase offer will be mailed to the Limited Partners during October 1997. The actual redemption of tendered Units will occur on November 20, 1997.

         During the three months ended March 31, 1997, the Fund paid a cash distribution pertaining to the fourth quarter of 1996, in the amount of $334,812. The distribution for the first quarter of 1997 will be paid on May 15, 1997. Both of these quarterly distributions are equal to $.30 per Unit and represent an annualized rate equal to 6.0% of contributed capital.

         The Fund's investment period ended on December 31, 1995. Although the Fund is permitted to make additional investments in existing portfolio companies after 1995, the Fund is no longer permitted to acquire investments in new portfolio companies. This will impact the amount of the Fund's quarterly distributions for 1997 and subsequent years because all proceeds from dispositions or maturities of investments will be distributed to investors, except to the extent the cash is needed to fund the annual repurchase offer or to fund any follow-on investments that the Fund may make in existing portfolio companies.

         See Note 5 to the financial statements for a discussion of litigation associated with the Canadian's Chapter 11 bankruptcy case. FCM believes that any potential liability to the Fund resulting from Canadian's outstanding sales tax liabilities will not have any material adverse effect on the Fund's financial condition, beyond the reserve that has been established.

RESULTS OF OPERATIONS

Investment Income and Expenses

         The Fund's net investment income was $149,538 for the three months ended March 31, 1997 as compared to net investment income of $241,961 for the corresponding period of the prior year. Net investment income per limited partnership unit decreased from $.20 to $.13 and the ratio of net investment income to average net assets decreased from 4.87% to 3.70% for the three months ended March 31, 1997 as compared to the corresponding period of the prior year.

         Net investment income for the three months ended March 31, 1997 decreased primarily as a result of a decrease in investment income. The decrease in net investment income was partially offset by a decrease in total expenses.

         Investment income decreased $122,147, or 30.5%, for the three months ended March 31, 1997, as compared to the corresponding period of the prior year. This decrease resulted primarily from the Atlas Environmental, Inc. ("Atlas") Chapter 11 bankruptcy filing and the related decision to discontinue accruing the interest due on the Atlas notes held by the Fund. The Fund's total investments also decreased as a result of the Fund's repurchase of 7.66% of its Units during the fourth quarter of 1996.

         Total expenses decreased $29,724, or 18.8%, for the three months ended March 31, 1997 as compared to the corresponding period of the prior year. This decrease resulted primarily from decreases in investment advisory fees, Independent General Partner fees and expenses and other expenses. These decreases were partially offset by an increase in professional fees.

         The investment advisory fees paid to FCM decreased as a result of (i) the direct receipt by FCM of consulting fees from LMC Operating Corp. ("LMC"), one of the Fund's portfolio companies, (ii) the repurchase of Units by the Fund during the fourth quarter of 1996 and (iii) the realization during February 1996 of the loss on the Fund's Canadian's investment. Pursuant to the terms of the Fund's investment advisory agreement with FCM, the investment advisory fees payable to FCM by the Fund are reduced by the amount of any fees that FCM receives directly from any of the Fund's portfolio companies. Both the repurchase of Units and the realization of the Canadian's loss decreased the amount of the Fund's available capital (as defined in the Partnership Agreement), which is the base with respect to which the investment advisory are calculated.

         Independent General Partner fees and expenses declined because one of the Fund's three Independent General Partners resigned during the fourth quarter of 1996 and has not been replaced. Other expenses decreased primarily because of expenses incurred during the prior year in connection with the Canadian's bankruptcy proceedings. The increase in professional fees was primarily the result of legal and consulting fees incurred during the three months ended March 31, 1997 in connection with the Atlas bankruptcy proceedings.

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

         As of December 31, 1996, the Fund had recorded $1,321,710 of unrealized gain and $1,905,012 of unrealized loss on investments. Therefore, as of December 31, 1996, the Fund had recorded a total net unrealized loss on investments of $583,302.

         The net increase in unrealized gain (loss) of investments during the three and nine month periods ended March 31, 1997 and the cumulative net unrealized gain on investments as of March 31, 1997, consisted of the following components:


                                      Unrealized Gain (Loss) Recorded
                                      -------------------------------

                                    During the Three
                                      Months Ended            As of
      Portfolio Company              March 31, 1997      March 31, 1997
----------------------------        ----------------     --------------
Neodata                               $      --           $  (278,915)
KEMET                                     (95,106)            428,453
ar accessories                           (703,412)            (97,213)
Elgin / ENI                                14,690             206,642
LMC                                          --              (459,200)
MTI                                        (4,210)           (191,331)
Atlas                                        --              (979,776)
                                      -----------         -----------
                                      $  (788,038)        $(1,371,340)
                                      ===========         ===========


         The Neodata Corporation ("Neodata") stock was written down to a negligible amount during 1995. The Partnership has consistently valued this investment based upon a multiple of Neodata's cash flow. Because Neodata's long-term debt previously provided for the accrual, rather than current payment, of interest, the Company's debt has grown to a level which exceeds the Fund's valuation.

         KEMET completed an IPO of its common stock during 1992. The stock, which trades on the NASDAQ National Market System, closed at $18.9375 (an average of the closing bid and ask prices) on March 31, 1997. This price is down from the closing price of $23.0625 on December 31, 1996. Based on the $18.9375 closing trading price of the common stock, the 23,056 shares of common stock that the Fund held at March 31, 1997 had a market value of $436,623.

         ar accessories group, incorporated ("AAG") reported significantly reduced earnings and cash flow from operations for its most recent fiscal year. In addition, the price earnings ratios of comparable companies in its industry have declined recently. As a result of these factors, the AAG warrants and common stock were written down in value by $703,412 at March 31, 1997.

         The ENI Holding Corp. preferred stock is being written up in value quarterly to reflect the amount of the cumulative 10% preferential dividend that has accrued with respect to the preferred stock.

         LMC experienced significant operating problems after the Fund acquired its LMC investment during 1994 and the Fund was involved in a restructuring of its LMC investment during 1995. In the restructuring, the Fund's existing LMC subordinated debt and warrants were converted into preferred stock and the Fund purchased $454,400 of new common stock. As a result of LMC's operational difficulties and the fact that the Fund's investment was converted from debt securities to equity securities, the Fund wrote its LMC investment down by $459,200 during 1995.

         The MTI common stock was written down in value during 1994 based upon an independent third party valuation of the company that was obtained by MTI's management. During August 1996, MTI consummated a financial restructuring pursuant to which a substantial amount of its corporate debt was converted to equity. In the restructuring, the existing shareholders, including the Fund, received a reduced number of shares of common stock, along with warrants to purchase additional common stock. The Fund's valuation of its MTI investment was increased by $19,010 following the restructuring based upon an analysis of MTI's earnings and cash flows. The Fund's valuation was reduced by $4,210 at March 31, 1997 based upon MTI's reported results for 1996.

         The companies that Atlas acquired during 1996 with the proceeds of the Fund's subordinated debt investment have not performed as well as expected. As a result, Atlas defaulted on certain financial covenants in its agreements with its senior lender and with the Fund. The senior lender, the Bank of New York, reacted to the covenant defaults by limiting Atlas' availability under its revolving credit facility and by instructing Atlas not to pay the quarterly interest payments that were due on the Fund's subordinated debt, beginning in July 1996. In accordance with the intercreditor agreement between the Fund and the Bank of New York, the bank could block payments on the Fund for up to 180 days.

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

         As a result of these developments, the Fund stopped accruing interest on its Atlas investment affective April 20, 1996 and recorded a $979,776 writedown in the carrying value of the investment during the fourth quarter of 1996.

         FCM continually monitors both the Fund's portfolio companies and the markets, and continually evaluates the decision to hold or sell its traded securities.

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

         There are no material legal proceedings pending directly against the Fund.

         As discussed in prior filings, a class action lawsuit was filed during 1994 against PaineWebber and a number of its affiliates concerning the sale of various limited partnership and other direct investment programs, including the offering of the Units.

         In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties agreed to settle the case. A definitive settlement was agreed to in July 1996 and in March 1997, the District Court approved the settlement as fair and reasonable. Under the terms of the settlement, PaineWebber agreed to pay $125 million and additional consideration to class members. The investors who had objected to the settlement have recently appealed the District Court's approval to the United States Court of Appeals for the Second Circuit.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits and Reports to be filed:

               Exhibit No.    Description

                 11.1 Statement of Computation of Net Investment Income Per Limited Partnership Unit.

                 27.1         Financial Data Schedule.


         (b) The Registrant did not file any reports on Form 8-K during the first quarter of the fiscal year ending December 31, 1997.

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

                                   Fiduciary Capital Pension Partners, L.P.
                                   (Registrant)


                                   By: FCM Fiduciary Capital Management Company
                                       Managing General Partner



Date: May 12, 1997                 By:   /s/ Donald R. Jackson
                                         ----------------------------
                                         Donald R. Jackson
                                         Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.          Description                                           Page
-----------          -----------                                           ----

   11.1 Statement of Computation of Net Investment Income Per Limited Partnership Unit.

   27.1              Financial Data Schedule.