Form 10-Q
period 1997-06-30
FIDUCIARY CAPITAL PENSION PARTNERS L P
filed 1997-08-13
CIK 841688

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 1997
                               -----------------------------------------------

                                                        OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                ----------------------    ---------------------

Commission file number          0-17738
                      ---------------------------------------------------------


                    Fiduciary Capital Pension Partners, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                             86-0653603
      -----------------------                  -------------------
      (State of organization)                   (I.R.S. Employer
                                               Identification No.)

            410 17th Street
               Suite 400
           Denver, Colorado                          80202
           ----------------                         --------
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

                    Fiduciary Capital Pension Partners, L.P.
                     Quarterly Report on Form 10-Q for the
                          Quarter Ended June 30, 1997



                               Table of Contents


                                                                         Page
                                                                         ----
  Part I.   FINANCIAL INFORMATION

            Item 1.    Financial Statements (unaudited)                    3

                       Schedule of Investments -
                       June 30, 1997                                       3

                       Balance Sheets - June 30, 1997 and
                       December 31, 1996                                   5

                       Statements of Operations for the three
                       months ended June 30, 1997 and 1996                 6

                       Statements of Operations for the six
                       months ended June 30, 1997 and 1996                 7

                       Statements of Cash Flows for the six
                       months ended June 30, 1997 and 1996                 8

                       Statements of Changes in Net Assets for
                       the six months ended June 30, 1997 and
                       for the year ended December 31, 1996                9

                       Selected Per Unit Data and Ratios                   10

                       Notes to Financial Statements                       11

            Item 2.    Management's Discussion and Analysis
                       of Financial Condition and Results of
                       Operations                                          13


  Part II.  OTHER INFORMATION

            Item 1.    Legal Proceedings                                   18

            Item 5.    Other Information                                   18

            Item 6.    Exhibits and Reports on Form 8-K                    19

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            SCHEDULE OF INVESTMENTS

                                 JUNE 30, 1997
                                  (unaudited)



-----------------------------------------------------------------------------------------------------------------
Principal
Amount/                                              Investment         Amortized                     % of Total
Shares              Investment                          Date              Cost             Value      Investments
-----------------------------------------------------------------------------------------------------------------
MANAGED COMPANIES:

150,584.07 sh.      Neodata Corporation,
                    10.00% Class A Convertible       12/27/90 &
                    Preferred Stock - Series 2*      09/30/92          $   278,916      $       1
8,754.89 sh.        Neodata Corporation,             12/27/90 &
                    Common Stock*                     09/30/92                   1              1
-----------------------------------------------------------------------------------------------------------------
                                                                           278,917              2     0.0%
-----------------------------------------------------------------------------------------------------------------
23,056 sh.          KEMET Corporation,
                    Common Stock(1)*                 07/11/91                8,170        574,959
-----------------------------------------------------------------------------------------------------------------
                                                                             8,170        574,959      3.7
-----------------------------------------------------------------------------------------------------------------
62,606 sh.          ar accessories group,
                    incorporated, Warrants
                    to Purchase Class B
                    Common Stock(2)*                 07/30/92               85,909              1
22,608 sh.          ar accessories group,
                    incorporated, Class A
                    Common Stock(2)*                 07/30/92              226,080        214,775
-----------------------------------------------------------------------------------------------------------------
                                                                           311,989        214,776      1.4
-----------------------------------------------------------------------------------------------------------------
$5,023,926          Elgin National Industries, Inc.,
                    13.00% Senior Subordinated
                    Notes due 9/01/01(3)             09/24/93            4,944,773      4,944,773
5,876.1 sh.         ENI Holding Corp.,
                    10.00% Preferred Stock
                    due 12/31/01                     09/24/93              587,610        808,943
403.81 sh.          ENI Holding Corp.,
                    Class B Common Stock*            09/24/93               40,381        523,238
421.6 sh.           ENI Holding Corp.,
                    Warrants to Purchase Class B
                    Common Stock*                    09/24/93               42,156        501,160
-----------------------------------------------------------------------------------------------------------------
                                                                         5,614,920      6,778,114     43.2
-----------------------------------------------------------------------------------------------------------------
$1,276,884          LMC Operating Corp.,
                    12.00% Senior Subordinated
                    Revolving Notes
                    due 10/31/00(4)*                 11/01/96            1,276,884      1,276,884
239,600 sh.         LMC Operating Corp., 7.00%
                    Cumulative Redeemable
                    Preferred Stock*                 06/10/94            2,389,210      2,384,408
22.72 sh.           LMC Operating Corp.,
                    Common Stock*                    02/09/96              454,399              1
47.92 sh.           LMC Credit Corp.,
                    Common Stock*                    02/09/96                    1              1
-----------------------------------------------------------------------------------------------------------------
                                                                         4,120,494      3,661,294     23.4
-----------------------------------------------------------------------------------------------------------------



             The accompanying notes to financial statements are an
                        integral part of this schedule.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                                 JUNE 30, 1997
                                  (unaudited)


-----------------------------------------------------------------------------------------------------------------
Principal
Amount/                                              Investment         Amortized                    % of Total
Shares              Investment                          Date              Cost             Value     Investments
-----------------------------------------------------------------------------------------------------------------
1,327 sh.           Mobile Technology, Inc.,         07/06/94 &
                    Common Stock*                    12/28/94              187,698         37,567
3,527 sh.           Mobile Technology, Inc.,
                    Warrants to Purchase             07/06/94 &
                    Common Stock(5)*                 12/28/94               49,929          8,729
-----------------------------------------------------------------------------------------------------------------
                                                                           237,627         46,296      0.3
-----------------------------------------------------------------------------------------------------------------
$1,290,000          R.B.M. Precision Metal
                    Products, Inc., 13.00%
                    Senior Subordinated
                    Secured Notes due
                    5/24/02(6)                       05/24/95            1,218,302      1,218,302
9,072.7 sh.         R.B.M. Precision Metal
                    Products, Inc., Warrants
                    to Purchase Common
                    Stock*                           05/24/95               73,295         73,295
-----------------------------------------------------------------------------------------------------------------
                                                                         1,291,597      1,291,597      8.2
-----------------------------------------------------------------------------------------------------------------
$3,265,920          Atlas Environmental, Inc.,
                    13.50% Senior Subordinated
                    Secured Notes due 1/19/03(7)     01/25/96            3,170,895        801,179
338,423 sh.         Atlas Environmental, Inc.,
                    Warrants to Purchase
                    Common Stock(8)*                 01/25/96               33,842              1
-----------------------------------------------------------------------------------------------------------------
                                                                         3,204,737        801,180      5.1
-----------------------------------------------------------------------------------------------------------------
     Total Investments in Managed Companies (87.8% of net assets)       15,068,451     13,368,218     85.3
-----------------------------------------------------------------------------------------------------------------

TEMPORARY INVESTMENTS:

$2,300,000          Ford Motor Credit
                    Corporation, 5.24%
                    Notes due 7/02/97                06/18/97            2,299,666      2,299,666
-----------------------------------------------------------------------------------------------------------------
     Total  Temporary Investments ( 15.1% of net assets)                 2,299,666      2,299,666     14.7
-----------------------------------------------------------------------------------------------------------------
     Total Investments (102.9% of net assets)                          $17,368,117    $15,667,884    100.0%
=================================================================================================================


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

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                                 BALANCE SHEETS

                      JUNE 30, 1997 AND DECEMBER 31, 1996
                                  (unaudited)



                                                                  1997                1996
                                                            ---------------      ---------------
ASSETS:

  Investments:
     Portfolio investments, at value:
        Managed companies (amortized cost -
          $15,068,451 and $14,590,345,
          respectively)                                     $    13,368,218      $    14,007,043
     Temporary investments, at amortized cost                     2,299,666            3,097,761
                                                            ---------------      ---------------
        Total investments                                        15,667,884           17,104,804
  Cash and cash equivalents                                         231,995              234,305
  Accrued interest receivable                                       107,618               95,207
  Other assets                                                       37,941                6,646
                                                            ---------------      ---------------
     Total assets                                           $    16,045,438      $    17,440,962
                                                            ===============      ===============

LIABILITIES:

  Payable to affiliates (Notes 2, 3 and 4)                  $        54,077      $        47,368
  Accounts payable and accrued liabilities                          426,248              418,781
  Distributions payable to partners                                 334,812              334,812
                                                            ---------------      ---------------

     Total liabilities                                              815,137              800,961
                                                            ---------------      ---------------

COMMITMENTS AND CONTINGENCIES (Note 5)

NET ASSETS:

  Managing General Partner                                          (37,322)             (23,225)
  Limited Partners (equivalent to $13.82
     and $15.08, respectively, per limited
     partnership unit based on 1,104,881
     units outstanding)                                          15,267,623           16,663,226
                                                            ---------------      ---------------

        Net assets                                               15,230,301           16,640,001
                                                            ---------------      ---------------

          Total liabilities and net assets                  $    16,045,438      $    17,440,962
                                                            ===============      ===============


             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (unaudited)


                                                                 1997                1996
                                                            --------------      --------------
INVESTMENT INCOME:

   Income:
     Interest                                               $      283,290      $      413,773
                                                            --------------      --------------

       Total investment income                                     283,290             413,773
                                                            --------------      --------------

   Expenses:
     Investment advisory fees (Note 2)                              37,449              35,644
     Professional fees                                              20,018              29,377
     Fund administration fees (Note 3)                              29,582              29,582
     Administrative expenses (Note 3)                               17,224              17,224
     Independent General Partner fees
       and expenses (Note 4)                                         9,374              11,574
     Other expenses                                                  9,524              14,346
                                                            --------------      --------------

       Total expenses                                              123,171             137,747
                                                            --------------      --------------

NET INVESTMENT INCOME                                              160,119             276,026
                                                            --------------      --------------

REALIZED AND UNREALIZED
   GAIN (LOSS) ON INVESTMENTS:

     Net realized gain on investments                               67,198                  --
     Net change in unrealized loss
       on investments                                             (328,893)            (42,950)
                                                            --------------      --------------

         Net loss on investments                                  (261,695)            (42,950)
                                                            --------------      --------------

NET (DECREASE) INCREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                                $     (101,576)     $      233,076
                                                            ==============      ==============





             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (unaudited)


                                                                  1997             1996
                                                            ---------------  ---------------
INVESTMENT INCOME:

   Income:
     Interest                                               $       561,495  $       814,125
                                                            ---------------  ---------------

       Total investment income                                      561,495          814,125
                                                            ---------------  ---------------

   Expenses:
     Investment advisory fees (Note 2)                               56,753           77,184
     Professional fees                                               64,463           68,875
     Fund administration fees (Note 3)                               59,164           59,164
     Administrative expenses (Note 3)                                34,448           34,448
     Independent General Partner fees
       and expenses (Note 4)                                         21,000           27,136
     Other expenses                                                  16,010           29,331
                                                            ---------------  ---------------

       Total expenses                                               251,838          296,138
                                                            ---------------  ---------------

NET INVESTMENT INCOME                                               309,657          517,987
                                                            ---------------  ---------------

REALIZED AND UNREALIZED
   GAIN (LOSS) ON INVESTMENTS:

     Net realized gain (loss) on investments                         67,198       (3,099,731)
     Net change in unrealized (loss) gain
       on investments                                            (1,116,931)       3,175,032
                                                            ---------------  ---------------

         Net (loss) gain on investments                          (1,049,733)          75,301
                                                            ---------------  ---------------

NET (DECREASE) INCREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                                $      (740,076) $       593,288
                                                            ===============  ===============



             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (unaudited)


                                                                                1997                 1996
                                                                           ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net (decrease) increase in net assets resulting from operations         $      (740,076)     $       593,288
   Adjustments to reconcile net (decrease) increase in
     net assets resulting from operations to net cash
     provided by operating activities:
       Accreted discount on portfolio investments                                  (17,702)             (22,831)
       Change in assets and liabilities:
         Accrued interest receivable                                               (12,411)             (46,518)
         Other assets                                                              (31,295)               1,598
         Payable to affiliates                                                       6,709              (10,568)
         Accounts payable and accrued liabilities                                    7,467               12,895
       Net realized (gain) loss on investments                                     (67,198)           3,099,731
       Net change on unrealized loss (gain)
         on investments                                                          1,116,931           (3,175,032)
                                                                           ---------------      ---------------
           Net cash provided by operating activities                               262,425              452,563
                                                                           ---------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of portfolio investments                                              (460,404)          (3,655,003)
   Proceeds from dispositions of portfolio investments                              67,198            1,089,896
   Sale of temporary investments, net                                              798,095            2,948,943
                                                                           ---------------      ---------------
      Net cash provided by investing activities                                    404,889              383,836
                                                                           ---------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Cash distributions paid to partners                                            (669,624)            (725,190)
                                                                           ---------------      ---------------
     Net cash used in financing activities                                        (669,624)            (725,190)
                                                                           ---------------      ---------------

NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                                                             (2,310)             111,209

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                             234,305              175,768
                                                                           ---------------      ---------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                           $       231,995      $       286,977
                                                                           ===============      ===============




             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                      STATEMENTS OF CHANGES IN NET ASSETS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1997

                    AND FOR THE YEAR ENDED DECEMBER 31, 1996
                                  (unaudited)


                                                                  1997                 1996
                                                            ---------------      ---------------
Increase in net assets from operations:
   Net investment income                                    $       309,657      $       772,453
   Net realized gain (loss) on investments                           67,198           (3,453,919)
   Net change in unrealized (loss) gain
      on investments                                             (1,116,931)           2,311,373
                                                            ---------------      ---------------
       Net decrease in net assets
         resulting from operations                                 (740,076)            (370,093)

Repurchase of limited partnership units                                  --           (1,440,340)

Distributions to partners from -
   Net investment income                                           (309,657)            (956,739)
   Realized gain on investments                                     (67,198)            (465,859)
   Return of capital                                               (292,769)                  --
                                                            ---------------      ---------------

     Total decrease in net assets                                (1,409,700)          (3,233,031)

Net assets:

   Beginning of period                                           16,640,001           19,873,032
                                                            ---------------      ---------------

   End of period (including no undistributed
     net investment income )                                $    15,230,301      $    16,640,001
                                                            ===============      ===============

             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                       SELECTED PER UNIT DATA AND RATIOS
                                  (unaudited)


                                                         For the Three Months                         For the Six Months
                                                              Ended June 30,                            Ended June 30,
                                                   -----------------------------------       -----------------------------------
                                                        1997                 1996                 1997                 1996
                                                   --------------       --------------       --------------       --------------
Per Unit Data:

   Investment income                               $          .25       $          .34       $          .50       $          .67
   Expenses                                                  (.11)                (.11)                (.22)                (.24)
                                                   --------------       --------------       --------------       --------------
     Net investment income                                    .14                  .23                  .28                  .43

   Net realized gain (loss) on investments                    .06                   --                  .06                (2.56)

   Net change in unrealized (loss) gain
     on investments                                          (.29)                (.04)               (1.00)                2.62

   Distributions declared to partners                        (.30)                (.30)                (.60)                (.60)
                                                   --------------       --------------       --------------       --------------

     Net decrease in net asset value                         (.39)                (.11)               (1.26)                (.11)

       Net asset value:
         Beginning of period                                14.21                16.61                15.08                16.61
                                                   --------------       --------------       --------------       --------------
         End of period                             $        13.82       $        16.50       $        13.82       $        16.50
                                                   ==============       ==============       ==============       ==============

Ratios (annualized):
   Ratio of expenses to average net assets                   3.19%                2.78%                3.18%                2.99%
   Ratio of net investment income to
     average net assets                                      4.14%                5.57%                3.91%                5.22%

Number of limited partnership units at
     end of period                                      1,104,881            1,196,564            1,104,881            1,196,564


             The accompanying notes to financial statements are an integral part of these selected per unit data and ratios.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                                 JUNE 30, 1997
                                  (unaudited)

1.       GENERAL

         The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of FCM Fiduciary Capital Management Company ("FCM"), the Managing General Partner of the Fund, necessary to fairly present the financial position of the Fund as of June 30, 1997 and the results of its operations, changes in net assets and its cash flows for the periods then ended.

         These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Fund's annual audited financial statements for the year ended December 31, 1996.


2.       INVESTMENT ADVISORY FEES

         As compensation for its services as investment adviser, FCM receives a subordinated monthly fee at the annual rate of 1% of the Fund's available capital, as defined in the Partnership Agreement. Investment advisory fees of $56,753 were paid by the Fund for the six months ended June 30, 1997.


3.       FUND ADMINISTRATION FEES

         As compensation for its services as fund administrator, FCM receives a monthly fee at the annual rate of .45% of net proceeds available for investment, as defined in the Partnership Agreement. Fund administration fees of $59,164 were paid by the Fund for the six months ended June 30, 1997. FCM is also reimbursed, subject to various limitations, for administrative expenses incurred in providing accounting and investor services to the Fund. The Fund reimbursed FCM for administrative expenses of $34,448 for the six months ended June 30, 1997.


4.       INDEPENDENT GENERAL PARTNER FEES AND EXPENSES

         As compensation for services rendered to the Fund, each of the Independent General Partners receives from the Fund and Fiduciary Capital Partners, L.P., an affiliated fund, (collectively, the "Funds") an annual fee of $30,000, payable monthly in arrears, together with all out-of-pocket expenses. Each Fund's allocation of these fees and expenses is based on the relative number of outstanding Units. Fees and expenses paid by the Fund for the six months ended June 30, 1997 totaled $21,000.


5.       CONTINGENCIES

         On October 3, 1996, the Fund commenced an adversary proceeding in the Canadian's Holdings, Inc. ("Canadian's) Chapter 11 bankruptcy case against Finova Capital Corporation ("Finova"), Benson Selzer and Joseph Eiger. The complaint sought a declaratory judgment that sales taxes collected by Canadian's and turned over to Finova were "trust funds" collected by Canadian's on behalf of various state tax authorities. Through the complaint, the Fund objected to Finova's secured claim against Canadian's,

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                                 JUNE 30, 1997
                                  (unaudited)


which was guaranteed by Benson Selzer and Joseph Eiger, and sought to recover the sales tax and certain other amounts for the benefit of Canadian's bankruptcy estate. As a result of this litigation and the issues involved, the Fund accrued $370,627 during 1996 for legal costs and possible payments that may be required to settle the litigation or to fund the payment of Canadian's outstanding sales tax liabilities. On March 19, 1997, the Bankruptcy Court denied the Fund's claim. As a result of the Court's decision, the Fund dropped this litigation, while preserving its rights to pursue litigation against Finova at a later date.

         FCM believes that any potential liability to the Fund resulting from Canadian's outstanding sales tax liabilities will not have any material adverse effect on the Fund's financial condition, beyond the reserve that has been established.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1997, the Fund held portfolio investments in eight Managed Companies, with an aggregate cost of approximately $15.1 million. The value of these portfolio investments, which were made from net offering proceeds and the reinvestment of proceeds from the sale of other portfolio investments, represents approximately 87.8% of the Fund's net assets. When acquired, these portfolio investments generally consisted of high-yield subordinated debt, linked with an equity participation or a comparable participation feature in middle market companies. These securities were typically issued in private placement transactions and are subject to certain restrictions on transfer or sale, thereby limiting their liquidity. A number of the portfolio companies have prepaid their subordinated debt that the Fund held. In addition, three of the portfolio companies have successfully completed initial public offerings ("IPOs") of their stock. The Fund has sold the stock it held in these three companies, except for a portion of its KEMET Corporation ("KEMET") stock.

         As of June 30, 1997, the Fund's remaining assets were invested in short-term commercial paper. These funds are available to fund follow-on investments, for distribution to the partners or to fund the annual repurchase offer.

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

         During November 1996, the Fund agreed to provide up to $1,623,960 of additional subordinated debt to LMC Operating Corp. ("LMC"), of which $816,480 was advanced at that time. The Fund advanced an additional $460,404 during May and June 1997. This follow-on investment consists of 12% Senior Subordinated Revolving Notes due October 31, 2000.

         Other assets increased $31,295 from $6,646 at December 31, 1996 to $37,941 at June 30, 1997. This increase resulted primarily from deferred legal fees incurred in connection with a proposal pursuant to which the Fund's Units would be exchanged for shares in a newly-formed Delaware Business Trust that would operate as a business development company and make investments in the same manner as the Fund has in the past. The primary reasons for this proposed exchange would be to provide liquidity to the Fund's investors through the listing of the shares of the Trust on the American Stock Exchange and simplified tax reporting.

         There is considerable uncertainty as to whether the exchange will ultimately be proposed and/or approved. There are numerous business, legal and regulatory issues which are currently being addressed. Once this analysis is completed, FCM will be in a position to decide whether or not to pursue the proposal and solicit the required approvals of the Fund's General Partners and investors.

         During the six months ended June 30, 1997, the Fund paid cash distributions pertaining to the fourth quarter of 1996 and the first quarter of 1997, each in the amount of $334,812. The distribution for the second quarter of 1997 will be paid on August 14, 1997.

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


RESULTS OF OPERATIONS


Investment Income and Expenses

         The Fund's net investment income was $160,119 for the three months ended June 30, 1997 as compared to net investment income of $276,026 for the corresponding period of the prior year. Net investment income per limited partnership unit decreased from $.23 to $.14 and the ratio of net investment income to average net assets decreased from 5.57% to 4.14% for the three months ended June 30, 1997 as compared to the corresponding period of the prior year.

         The Fund's net investment income was $309,657 for the six months ended June 30, 1997 as compared to net investment income of $517,987 for the corresponding period of the prior year. Net investment income per limited partnership unit decreased from $.43 to $.28 and the ratio of net investment income to average net assets decreased from 5.22% to 3.91% for the six months ended June 30, 1997 as compared to the corresponding period of the prior year.

         Net investment income for both the three and six month periods ended June 30, 1997 decreased primarily as a result of a decrease in investment income. The decreases in net investment income were partially offset by decreases in total expenses.

         Investment income decreased $130,438 and $252,630, or 31.5% and 31.0%, for the three and six month periods ended June 30, 1997, as compared to the corresponding periods of the prior year. These decreases resulted primarily from the Atlas Environmental, Inc. ("Atlas") Chapter 11 bankruptcy filing and the related decision to discontinue accruing the interest due on the Atlas notes held by the Fund. The Fund's total investments also decreased as a result of the Fund's repurchase of 7.66% of its Units during the fourth quarter of 1996.

         Total expenses decreased $14,576 and $44,300, or 10.6% and 15.0%, for the three and six month periods ended June 30, 1997 as compared to the corresponding periods of the prior year. These decreases resulted primarily from decreases in Independent General Partner fees and expenses, professional fees and other expenses. In addition, for the six months ended June 30, 1997 there was a decrease in investment advisory fees.

         Independent General Partner fees and expenses declined because one of the Fund's three Independent General Partners resigned and had not yet been replaced as of June 30, 1997. Professional fees and other expenses decreased primarily because of legal fees and expenses incurred during the prior year in connection with the Canadian's bankruptcy proceedings.

         The investment advisory fees paid to FCM decreased primarily as a result of the direct receipt by FCM of consulting fees from LMC, one of the Fund's portfolio companies during the first quarter of 1996. Pursuant to the terms of the Fund's investment advisory agreement with FCM, the investment advisory fees payable to FCM by the Fund are reduced by the amount of any fees that FCM receives directly from any of the Fund's portfolio companies.

Net Realized Gain on Investments

         The net realized gain for the three and six month periods ended June 30, 1997 resulted from the recognition of additional gain from the sale of the Fund's investment in Huntington Holdings, Inc. ("Huntington").

         During December 1995, Huntington entered into a letter of intent, under the terms of which all Huntington stock would be sold for cash. The sale was consummated during February 1996. The Fund's share of the actual sales proceeds totaled $1,247,229, of which $1,089,896 was received during February 1996, with the balance held by the buyer in escrow. A portion of the escrowed funds was used to pay various transaction expenses and the Fund received additional distributions of $16,439 and $67,198 during September 1996 and May 1997, respectively. The remaining balance will continue to be held in escrow until February 1998 to be available to fund any contingent purchase price adjustments and as collateral for potential claims of the buyer with respect to representations made by the selling shareholders, including the Fund. The Fund recognized realized gains of $1,020,657 and $67,198 from this transaction during 1996 and the second quarter of 1997, respectively. Additional gain will be recognized if, and when, the Fund actually receives a distribution of any of the remaining escrowed funds.

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

         The net increase in unrealized loss on investments during the three and six month periods ended June 30, 1997 and the cumulative net unrealized loss on investments as of June 30, 1997, consisted of the following components:

                                         Unrealized Gain (Loss) Recorded
                              ---------------------------------------------------------
                              During the Three     During the Six
                                Months Ended        Months Ended             As of
    Portfolio Company          June 30, 1997        June 30, 1997        June 30, 1997
--------------------------    ---------------      ---------------      ---------------
Neodata                       $            --      $            --      $      (278,915)
KEMET                                 138,336               43,230              566,789
ar accessories                             --             (703,412)             (97,213)
Elgin / ENI                           956,552              971,242            1,163,194
LMC                                        --                   --             (459,200)
MTI                                        --               (4,210)            (191,331)
Atlas                              (1,423,781)          (1,423,781)          (2,403,557)
                              ---------------      ---------------      ---------------
                              $      (328,893)     $    (1,116,931)     $    (1,700,233)
                              ===============      ===============      ===============


         The Neodata Corporation ("Neodata") stock was written down to a negligible amount during 1995. The Partnership has consistently valued this investment based upon a multiple of Neodata's cash flow. Because Neodata's long-term debt previously provided for the accrual, rather than current payment, of interest, the Company's debt has grown to a level which exceeds the Fund's valuation.

         KEMET completed an IPO of its common stock during 1992. The stock, which trades on the NASDAQ National Market System, closed at $24.9375 (an average of the closing bid and ask prices) on June 30, 1997. This price is up from the closing prices of $23.0625 on December 31, 1996 and $18.9375 on March 31, 1997. Based on the $24.9375 closing trading price of the common stock, the 23,056 shares of common stock that the Fund held at June 30, 1997 had a market value of $574,959.

         ar accessories group, incorporated ("AAG") reported significantly reduced earnings and cash flow from operations for its most recent fiscal year. In addition, the price earnings ratios of comparable companies in its industry have declined recently. As a result of these factors, the AAG warrants and common stock were written down in value by $703,412 at March 31, 1997.

         During June 1997, the Fund received a formal written offer from ENI Holding Corp. ("ENI") management to repay the Fund's subordinated debt, redeem the Fund's preferred stock and purchase the Fund's Class B common stock and warrants. The offer was contingent on management's ability to secure adequate financing on satisfactory terms. As a result of this offer, the Fund wrote the Class B common stock and warrants up in value at June 30, 1997 by $941,861 to an amount equal to 80% of the price offered by management. In addition, the ENI preferred stock is being written up in value quarterly to reflect the amount of the cumulative 10% preferential dividend that has accrued with respect to the preferred stock.

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

         As a result of these developments, the Fund stopped accruing interest on its Atlas investment effective April 20, 1996 and recorded writedowns of $979,776 and $1,423,781in the carrying value of the investment during the fourth quarter of 1996 and the second quarter of 1997, respectively.

         FCM continually monitors both the Fund's portfolio companies and the markets, and continually evaluates the decision to hold or sell its traded securities.

                           Part II. OTHER INFORMATION


Item 1.  Legal Proceedings

         There are no material legal proceedings pending directly against the Fund.

         On October 3, 1996, the Fund commenced an adversary proceeding in the Canadian's Holdings, Inc. ("Canadian's) Chapter 11 bankruptcy case against Finova Capital Corporation ("Finova"), Benson Selzer and Joseph Eiger. The complaint sought a declaratory judgment that sales taxes collected by Canadian's and turned over to Finova were "trust funds" collected by Canadian's on behalf of various state tax authorities. Through the complaint, the Fund objected to Finova's secured claim against Canadian's, which was guaranteed by Benson Selzer and Joseph Eiger, and sought to recover the sales tax and certain other amounts for the benefit of Canadian's bankruptcy estate. As a result of this litigation and the issues involved, the Fund accrued $370,627 during 1996 for legal costs and possible payments that may be required to settle the litigation or to fund the payment of Canadian's outstanding sales tax liabilities. On March 19, 1997, the Bankruptcy Court denied the Fund's claim. As a result of the Court's decision, the Fund dropped this litigation, while preserving its rights to pursue litigation against Finova at a later date.

         As discussed in prior filings, a class action lawsuit was filed during 1994 against PaineWebber and a number of its affiliates concerning the sale of various limited partnership and other direct investment programs, including the offering of the Units.

         In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties agreed to settle the case. A definitive settlement was agreed to in July 1996 and in March 1997, the District Court approved the settlement as fair and reasonable. Under the terms of the settlement, PaineWebber agreed to pay $125 million and additional consideration to class members. The investors who had objected to the settlement have recently appealed the District Court's approval to the Unites States Court of Appeals for the Second Circuit.

Item 5.  Other Information

         Prior to 1996, the Fund had three Individual General Partners ("IGPs"), Norman J. Peer, Robert H. Arnold and E. Bruce Fredrikson. Mr. Arnold resigned from his position as an IGP on November 20, 1996. On July 30, 1997, Messrs. Peer and Fredrikson elected two new IGPs, Mark A. Sargent and Phillip Siegel. Immediately following the election of the new IGPs, Mr. Peer submitted his resignation.

         Information regarding the two new IGPs is as follows:

         Mark A. Sargent, age 46, is the Dean and a Professor of Law at Villanova University School of Law. From 1989 to 1997, he was a Professor of Law at the University of Maryland School of Law, and served as Associate Dean from 1995 to 1997. Mr. Sargent is also currently a member of the editorial boards for several business law publications, a consultant on corporate and securities law matters, and an arbitrator for disputes in the securities industry. Mr. Sargent has a bachelors degree from Wesleyan University, a masters degree in history from Cornell University and a J.D. degree from Cornell Law School.

         Phillip Siegel, age 54, is a Vice President and Chief Financial Officer of Health Management Systems, Inc. From 1993 until May 1996, Mr. Siegel was an independent business consultant. He served as senior executive officer of Presidential Life Insurance Company from December 1989 until February 1993, most recently as Senior Vice President. During 1988, Mr. Siegel served as Chief Operating Officer and Chief Financial

Officer of Sherwood Group and Sherwood Securities. From 1972 through 1987, Mr. Siegel served in various senior executive capacities for the American subsidiary of Reuters Limited, PLC, including as Vice President for Acquisitions, as Vice President and General Counsel, and as the senior financial officer. Mr. Seigel is a director of WestPoint Stevens, Inc. (and a member of its compensation committee and chairman of its audit committee).


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits and Reports to be filed:

              Exhibit No.       Description

                 11.1 Statement of Computation of Net Investment Income Per Limited Partnership Unit.

                 19.1    Reports Furnished to Securities Holders.

                 27.1    Financial Data Schedule.

         (b) The Registrant did not file any reports on Form 8-K during the second quarter of the fiscal year ending December 31, 1997.

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

                                Fiduciary Capital Pension Partners, L.P.
                                (Registrant)


                                By: FCM Fiduciary Capital Management Company
                                    Managing General Partner




Date:  August 12, 1997          By:   /s/ Donald R. Jackson
                                    --------------------------------------------
                                      Donald R. Jackson
                                      Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.      Description                                                                        Page

    11.1         Statement of Computation of Net Investment Income Per Limited  Partnership
                 Unit.

    19.1         Report Furnished to Securities Holders.

    27.1         Financial Data Schedule.