Form 10-Q
period 1997-09-30
FIDUCIARY CAPITAL PENSION PARTNERS L P
filed 1997-11-10
CIK 841688

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 1997
                               ----------------------------------------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------    --------------------

Commission file number          0-17738
                      -------------------------


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

                    Fiduciary Capital Pension Partners, L.P.
                      Quarterly Report on Form 10-Q for the
                        Quarter Ended September 30, 1997

                                Table of Contents

                                                                              Page
                                                                              ----

Part I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (unaudited)                             3

                  Schedule of Investments -
                  September 30, 1997                                           3

                  Balance Sheets - September 30, 1997 and
                  December 31, 1996                                            5

                  Statements of Operations for the three months
                  ended September 30, 1997 and 1996                            6

                  Statements of Operations for the nine months
                  ended September 30, 1997 and 1996                            7

                  Statements of Cash Flows for the nine months
                  ended September 30, 1997 and 1996                            8

                  Statements of Changes in Net Assets for
                  the nine months ended September 30, 1997
                  and for the year ended December 31, 1996                     9

                  Selected Per Unit Data and Ratios                            10

Notes to Financial Statements                                                  11

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                                   13


Part II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                            19

         Item 6.  Exhibits and Reports on Form 8-K                             19

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                             SCHEDULE OF INVESTMENTS

                               SEPTEMBER 30, 1997
                                   (unaudited)

-----------------------------------------------------------------------------------------------------------------------------
Principal
Amount/                                           Investment          Amortized                         % of Total
Shares              Investment                       Date               Cost              Value         Investments
-----------------------------------------------------------------------------------------------------------------------------
MANAGED COMPANIES:

23,056 sh.          KEMET Corporation,
                    Common Stock(1)*                 07/11/91         $      8,170    $   703,929
-----------------------------------------------------------------------------------------------------------------------------
                                                                             8,170        703,929        4.4%
-----------------------------------------------------------------------------------------------------------------------------
62,606 sh.          AR Accessories Group,
                    Inc., Warrants to
                    Purchase Class B
                    Common Stock(2)*                 07/30/92               85,909              1
22,608 sh.          AR Accessories Group,
                    Inc., Class A Common
                    Stock(2)*                        07/30/92              226,080        214,775
-----------------------------------------------------------------------------------------------------------------------------
                                                                           311,989        214,776        1.3
-----------------------------------------------------------------------------------------------------------------------------
$5,023,926          Elgin National Industries, Inc.,
                    13.00% Senior Subordinated
                    Notes due 9/01/01(3)             09/24/93            4,950,241      4,950,241
5,876.1 sh.         ENI Holding Corp.,
                    10.00% Preferred Stock
                    due 12/31/01                     09/24/93              587,610        823,633
403.81 sh.          ENI Holding Corp.,
                    Class B Common Stock*            09/24/93               40,381        523,238
421.6 sh.           ENI Holding Corp.,
                    Warrants to Purchase Class B
                    Common Stock*                    09/24/93               42,156        501,160
-----------------------------------------------------------------------------------------------------------------------------
                                                                         5,620,388      6,798,272       42.5
-----------------------------------------------------------------------------------------------------------------------------
$1,603,476          LMC Operating Corp.,
                    12.00% Senior Subordinated
                    Revolving Notes
                    due 10/31/00(4)*                 11/01/96            1,603,476      1,603,476
239,600 sh.         LMC Operating Corp., 7.00%
                    Cumulative Redeemable
                    Preferred Stock*                 06/10/94            2,389,210      2,384,408
22.72 sh.           LMC Operating Corp.,
                    Common Stock*                    02/09/96              454,399              1
47.92 sh.           LMC Credit Corp.,
                    Common Stock*                    02/09/96                    1              1
-----------------------------------------------------------------------------------------------------------------------------
                                                                         4,447,086      3,987,886       25.0
-----------------------------------------------------------------------------------------------------------------------------





                       The accompanying notes to financial
                       statements are an integral part of
                                 this schedule.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                               SEPTEMBER 30, 1997
                                   (unaudited)

-----------------------------------------------------------------------------------------------------------------------------
Principal
Amount/                                              Investment            Amortized                      % of Total
Shares                  Investment                      Date                 Cost          Value          Investments
-----------------------------------------------------------------------------------------------------------------------------
1,327 sh.           Mobile Technology, Inc.,         07/06/94 &
                    Common Stock*                    12/28/94              187,698         49,199
3,539 sh.           Mobile Technology, Inc.,
                    Warrants to Purchase             07/06/94 &
                    Common Stock(5)*                 12/28/94               49,929         22,920
-----------------------------------------------------------------------------------------------------------------------------
                                                                           237,627         72,119           0.5
-----------------------------------------------------------------------------------------------------------------------------
$1,290,000          R.B.M. Precision Metal
                    Products, Inc., 13.00%
                    Senior Subordinated
                    Secured Notes due
                    5/24/02(6)                       05/24/95            1,222,160      1,222,160
9,072.7 sh.         R.B.M. Precision Metal
                    Products, Inc., Warrants
                    to Purchase Common
                    Stock*                           05/24/95               73,295         73,295
-----------------------------------------------------------------------------------------------------------------------------
                                                                         1,295,455      1,295,455           8.1
-----------------------------------------------------------------------------------------------------------------------------
$3,265,920          Atlas Environmental, Inc.,


                    13.50% Senior Subordinated
                    Secured Notes due 1/19/03(7)     01/25/96            3,170,895              1
338,423 sh.         Atlas Environmental, Inc.,
                    Warrants to Purchase
                    Common Stock(8)*                 01/25/96               33,842              1
-----------------------------------------------------------------------------------------------------------------------------
                                                                         3,204,737              2           0.0
-----------------------------------------------------------------------------------------------------------------------------
     Total Investments in Managed Companies (90.4% of net assets)       15,125,452     13,072,439          81.8
-----------------------------------------------------------------------------------------------------------------------------

TEMPORARY INVESTMENTS:

$2,900,000          Ford Motor Credit
                    Corporation, 5.23%
                    Notes due 10/01/97               09/16/97            2,900,000      2,900,000
-----------------------------------------------------------------------------------------------------------------------------
     Total  Temporary Investments ( 20.1% of net assets)                 2,900,000      2,900,000          18.2
-----------------------------------------------------------------------------------------------------------------------------
     Total Investments (110.5% of net assets)                          $18,025,452    $15,972,439         100.0%
=============================================================================================================================

(1) The KEMET Corporation common stock trades on the NASDAQ National Market System.

(2) Amity Leather Products Co. changed its corporate name to AR Accessories Group, Inc. during 1996.

(3) The notes will amortize in eight equal quarterly installments of $627,991 commencing on November 30, 1999.

(4) The Fund has committed to provide up to $1,632,960 of subordinated debt financing pursuant to the terms of these notes.

(5) The warrants have exercise prices of $19.30 per share (1,062 shares) and $34.30 per share (2,477 shares).

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

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                   (unaudited)

                                                       1997           1996
                                                       ----           ----
ASSETS:

  Investments:
     Portfolio investments, at value:
        Managed companies (amortized cost -
          $15,125,452 and $14,590,345,
          respectively)                            $13,072,439    $14,007,043
     Temporary investments, at amortized cost        2,900,000      3,097,761
                                                   -----------    -----------
        Total investments                           15,972,439     17,104,804
  Cash and cash equivalents                            271,655        234,305
  Accrued interest receivable                          126,599         95,207
  Other assets                                          33,225          6,646
                                                   -----------    -----------
     Total assets                                  $16,403,918    $17,440,962
                                                   ===========    ===========

LIABILITIES:

  Payable to affiliates (Notes 2, 3 and 4)         $    77,176    $    47,368
  Accounts payable and accrued liabilities             427,342        418,781
  Distributions payable to partners                  1,450,854        334,812
                                                   -----------    -----------

     Total liabilities                               1,955,372        800,961
                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES (Note 5)

NET ASSETS:

  Managing General Partner                             (45,139)       (23,225)
  Limited Partners (equivalent to $13.12
     and $15.08, respectively, per limited
     partnership unit based on 1,104,881
     units outstanding)                             14,493,685     16,663,226
                                                   -----------    -----------

        Net assets                                  14,448,546     16,640,001
                                                   -----------    -----------

          Total liabilities and net assets         $16,403,918    $17,440,962
                                                   ===========    ===========


               The accompanying notes to financial statements are
                 an integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (unaudited)

                                                     1997           1996
                                                     ----           ----

INVESTMENT INCOME:

   Income:
     Interest                                     $ 298,669       $ 409,862
                                                  ---------       ---------

       Total investment income                      298,669         409,862
                                                  ---------       ---------

   Expenses:
     Investment advisory fees (Note 2)               32,913          35,643
     Professional fees                               60,746          25,883
     Fund administration fees (Note 3)               29,581          29,581
     Administrative expenses (Note 3)                17,223          17,223
     Independent General Partner fees
       and expenses (Note 4)                         15,586          10,782
     Other expenses                                   8,856           8,963
                                                  ---------       ---------

       Total expenses                               164,905         128,075
                                                  ---------       ---------

NET INVESTMENT INCOME                               133,764         281,787
                                                  ---------       ---------

REALIZED AND UNREALIZED
   GAIN (LOSS) ON INVESTMENTS:

     Net realized gain (loss) on investments        888,114        (354,188)
     Net change in unrealized (loss) gain
       on investments                              (352,780)         38,023
                                                  ---------       ---------

         Net gain (loss)on investments              535,334        (316,165)
                                                  ---------       ---------

NET (DECREASE) INCREASE IN NET ASSET
   RESULTING FROM OPERATIONS                      $ 669,098       $ (34,378)
                                                  =========       =========


               The accompanying notes to financial statements are
                 an integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (unaudited)

                                                       1997              1996
                                                       ----              ----

INVESTMENT INCOME:

   Income:
     Interest                                     $   860,164       $ 1,223,987
                                                  -----------       -----------

       Total investment income                        860,164         1,223,987
                                                  -----------       -----------

   Expenses:
     Investment advisory fees (Note 2)                 89,666           112,827
     Professional fees                                125,209            94,758
     Fund administration fees (Note 3)                 88,745            88,745
     Administrative expenses (Note 3)                  51,671            51,671
     Independent General Partner fees
       and expenses (Note 4)                           36,586            37,918
     Other expenses                                    24,866            38,294
                                                  -----------       -----------

       Total expenses                                 416,743           424,213
                                                  -----------       -----------

NET INVESTMENT INCOME                                 443,421           799,774
                                                  -----------       -----------

REALIZED AND UNREALIZED
   GAIN (LOSS) ON INVESTMENTS:

     Net realized gain (loss) on investments          955,312        (3,453,919)
     Net change in unrealized (loss) gain
       on investments                              (1,469,711)        3,213,055
                                                  -----------       -----------

         Net loss on investments                     (514,399)         (240,864)
                                                  -----------       -----------

NET (DECREASE) INCREASE IN NET ASSET
   RESULTING FROM OPERATIONS                      $   (70,978)      $   558,910
                                                  ===========       ===========


               The accompanying notes to financial statements are
                 an integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (unaudited)


                                                                             1997             1996
                                                                             ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net (decrease) increase in net assets resulting from operations      $   (70,978)      $   558,910
   Adjustments to reconcile net (decrease) increase in
     net assets resulting from operations to net cash
     provided by operating activities:
       Accreted discount on portfolio investments                           (27,028)          (35,256)
       Change in assets and liabilities:
         Accrued interest receivable                                        (31,392)         (160,978)
         Other assets                                                       (26,579)              759
         Payable to affiliates                                               29,808            (4,759)
         Accounts payable and accrued liabilities                            (2,556)            4,653
       Net realized (gain) loss on investments                             (955,312)        3,453,919
       Net change on unrealized loss (gain)
         on investments                                                   1,469,711        (3,213,055)
                                                                        -----------       -----------
           Net cash provided by operating activities                        385,674           604,193
                                                                        -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of portfolio investments                                       (786,996)       (3,655,003)
   Proceeds from dispositions of portfolio investments                    1,245,348         1,106,335
   Sale of temporary investments, net                                       197,761         3,153,506
                                                                        -----------       -----------
      Net cash provided by investing activities                             656,113           604,838
                                                                        -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Cash distributions paid to partners                                   (1,004,437)       (1,087,785)
                                                                        -----------       -----------
     Net cash used in financing activities                               (1,004,437)       (1,087,785)
                                                                        -----------       -----------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                                          37,350           121,246

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                      234,305           175,768
                                                                        -----------       -----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                        $   271,655       $   297,014
                                                                        ===========       ===========



               The accompanying notes to financial statements are
                 an integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                       STATEMENTS OF CHANGES IN NET ASSETS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

                    AND FOR THE YEAR ENDED DECEMBER 31, 1996
                                   (unaudited)

                                                       1997                1996
                                                       ----                ----
Increase in net assets from operations:
   Net investment income                          $    443,421       $    772,453
   Net realized gain (loss) on investments             955,312         (3,453,919)
   Net change in unrealized (loss) gain
      on investments                                (1,469,711)         2,311,373
                                                  ------------       ------------
       Net decrease in net assets
         resulting from operations                     (70,978)          (370,093)

Repurchase of limited partnership units                     --         (1,440,340)

Distributions to partners from -
   Net investment income                              (443,421)          (956,739)
   Realized gain on investments                       (966,431)          (465,859)
   Return of capital                                  (710,625)                --
                                                  ------------       ------------

     Total decrease in net assets                   (2,191,455)        (3,233,031)

Net assets:

   Beginning of period                              16,640,001         19,873,032
                                                  ------------       ------------

   End of period (including no undistributed
     net investment income )                      $ 14,448,546       $ 16,640,001
                                                  ============       ============



              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                        SELECTED PER UNIT DATA AND RATIOS
                                   (unaudited)

                                                          For the Three Months          For the Nine Months
                                                           Ended September 30,           Ended September 30,
                                                           -------------------           -------------------
                                                          1997           1996           1997           1996
                                                          ----           ----           ----           ----
Per Unit Data:

   Investment income                                   $      .27     $      .34     $      .77     $     1.01
   Expenses                                                  (.15)          (.11)          (.37)          (.35)
                                                       ----------     ----------     ----------     ----------
     Net investment income                                    .12            .23            .40            .66

   Net realized gain (loss) on investments                    .80           (.28)           .86          (2.85)

   Net change in unrealized (loss) gain
     on investments                                          (.32)           .03          (1.32)          2.66

   Distributions declared to partners                       (1.30)          (.30)         (1.90)          (.90)
                                                       ----------     ----------     ----------     ----------
     Net decrease in net asset value                         (.70)          (.32)         (1.96)          (.43)

       Net asset value:
         Beginning of period                                13.82          16.50          15.08          16.61
                                                       ----------     ----------     ----------     ----------
         End of period                                 $    13.12     $    16.18     $    13.12     $    16.18
                                                       ==========     ==========     ==========     ==========
Ratios (annualized):
   Ratio of expenses to average net assets                   4.45%          2.62%          3.58%          2.87%
   Ratio of net investment income to
     average net assets                                      3.61%          5.77%          3.81%          5.41%

Number of limited partnership units at end of period    1,104,881      1,196,564      1,104,881      1,196,564



              The accompanying notes to financial statements are an
            integral part of these selected per unit data and ratios.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                               SEPTEMBER 30, 1997
                                   (unaudited)

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


2.   INVESTMENT ADVISORY FEES

     As compensation for its services as investment adviser, FCM receives a subordinated monthly fee at the annual rate of 1% of the Fund's available capital, as defined in the Partnership Agreement. Investment advisory fees of $89,666 were paid by the Fund for the nine months ended September 30, 1997.


3.   FUND ADMINISTRATION FEES

     As compensation for its services as fund administrator, FCM receives a monthly fee at the annual rate of .45% of net proceeds available for investment, as defined in the Partnership Agreement. Fund administration fees of $88,745 were paid by the Fund for the nine months ended September 30, 1997. FCM is also reimbursed, subject to various limitations, for administrative expenses incurred in providing accounting and investor services to the Fund. The Fund reimbursed FCM for administrative expenses of $51,671 for the nine months ended September 30, 1997.


4.   INDEPENDENT GENERAL PARTNER FEES AND EXPENSES

     As compensation for services rendered to the Fund, each of the Independent General Partners receives from the Fund and Fiduciary Capital Partners, L.P., an affiliated fund, (collectively, the "Funds") an annual fee of $30,000, payable monthly in arrears, together with all out-of-pocket expenses. Each Fund's allocation of these fees and expenses is based on the relative number of outstanding Units. Fees and expenses paid by the Fund for the nine months ended September 30, 1997 totaled $36,586.

5.   CONTINGENCIES

     On October 3, 1996, the Fund commenced an adversary proceeding in the Canadian's Holdings, Inc. ("Canadian's") Chapter 11 bankruptcy case against Finova Capital Corporation ("Finova"), Benson Selzer and Joseph Eiger. On March 19, 1997, the Bankruptcy Court denied the Fund's claim. As a result of the Court's decision, the Fund dropped this litigation, while preserving its rights to pursue litigation against Finova at a later date. Beginning July 1, 1997, the Fund began accruing additional reserves at a 12% annualized rate, or $11,119 for the three months ended September 30, 1997.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                               SEPTEMBER 30, 1997
                                   (unaudited)

     FCM believes that any potential liability to the Fund resulting from Canadian's outstanding sales tax liabilities will not have any material adverse effect on the Fund's financial condition, beyond the reserve that has been established.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1997, the Fund held portfolio investments in seven Managed Companies, with an aggregate cost of approximately $15.1 million. The value of these portfolio investments, which were made from net offering proceeds and the reinvestment of proceeds from the sale of other portfolio investments, represents approximately 90.4% of the Fund's net assets. When acquired, these portfolio investments generally consisted of high-yield subordinated debt, linked with an equity participation or a comparable participation feature in middle market companies. These securities were typically issued in private placement transactions and are subject to certain restrictions on transfer or sale, thereby limiting their liquidity. A number of the portfolio companies have prepaid their subordinated debt that the Fund held. In addition, three of the portfolio companies have successfully completed initial public offerings ("IPOs") of their stock. The Fund has sold the stock it held in these three companies, except for a portion of its KEMET Corporation ("KEMET") stock.

     As of September 30, 1997, the Fund's remaining assets were invested in short-term commercial paper. These funds are available to fund follow-on investments, for distribution to the partners or to fund the annual repurchase offer.

     Pursuant to the terms of the Fund's periodic unit repurchase policy that was adopted by the Fund's Limited Partners during 1993, the Fund annually offers to purchase from its Limited Partners up to 7.5% of its outstanding Units for an amount equal to the current net asset value per Unit, net of a fee (not to exceed 2%) to be retained by the Fund to offset expenses incurred in connection with the repurchase offer. If the number of rendered Units in any year exceeds 7.5% of the outstanding Units, the Fund's General Partners may vote to repurchase up to an additional 2% of the outstanding Units. The 1997 repurchase offer was mailed to the Limited Partners on October 6, 1997. The actual redemption of tendered Units will occur on November 21, 1997.

     During November 1996, the Fund agreed to provide up to $1,632,960 of additional subordinated debt to LMC Operating Corp. ("LMC"), of which $816,480 was advanced at that time. The Fund advanced an additional $786,996 during 1997. This follow-on investment consists of 12% Senior Subordinated Revolving Notes due October 31, 2000.

     Accrued interest receivable increased $31,392 from $95,207 at December 31, 1996 to $126,599 at September 30, 1997. This increase resulted primarily from the accrued interest related to the additional LMC subordinated debt, which is discussed in the preceding paragraph.

     Other assets increased $26,579 from $6,646 at December 31, 1996 to $33,225 at September 30, 1997. This increase resulted primarily from an increase in prepaid insurance associated with a new liability insurance policy for the Fund's general partners.

     Payable to affiliates increased $29,808 from $47,368 at December 31, 1996 to $77,176 at September 30, 1997. This increase resulted primarily from the $32,500 annual premium that is payable with respect to the new liability insurance policy for the Fund's general partners.

     Distributions payable to partners increased $1,116,042 from $334,812 at December 31, 1996 to $1,450,854 at September 30, 1997. This increase represents the special distribution of proceeds from the sale of the Fund's Neodata Corporation ("Neodata") investment. This special distribution, which is equal to $1.00 per Unit, will be paid along with the regular quarterly distribution of $.30 per Unit on November 14, 1997 to investors of record on September 30, 1997.

     During the nine months ended September 30, 1997, the Fund paid cash distributions pertaining to the fourth quarter of 1996 and the first and second quarters of 1997, each in the amount of $334,812. These quarterly distributions were equal to $.30 per Unit and represent an annualized rate equal to 6.0% of contributed capital.

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

RESULTS OF OPERATIONS

Investment Income and Expenses

     The Fund's net investment income was $133,764 for the three months ended September 30, 1997 as compared to net investment income of $281,787 for the corresponding period of the prior year. Net investment income per limited partnership unit decreased from $.23 to $.12 and the ratio of net investment income to average net assets decreased from 5.77% to 3.61% for the three months ended September 30, 1997 as compared to the corresponding period of the prior year.

     The Fund's net investment income was $443,421 for the nine months ended September 30, 1997 as compared to net investment income of $799,774 for the corresponding period of the prior year. Net investment income per limited partnership unit decreased from $.66 to $.40 and the ratio of net investment income to average net assets decreased from 5.41% to 3.81% for the nine months ended September 30, 1997 as compared to the corresponding period of the prior year.

     Net investment income for the three months ended September 30, 1997 decreased both as a result of a decrease in investment income and an increase in total expenses. Net investment income for the nine months ended September 30, 1997 decreased primarily as a result of a decrease in investment income. The decrease in investment income for the nine months ended September 30, 1997 was partially offset by a small decrease in total expenses.

     Investment income decreased $111,193 and $363,823, or 27.1% and 29.7%, for the three and nine month periods ended September 30, 1997 as compared to the corresponding periods of the prior year. These decreases resulted primarily from the Atlas Environmental, Inc. ("Atlas") Chapter 11 bankruptcy filing and the related decision to discontinue accruing the interest due on the Atlas notes held by the Fund. The Fund's total investments also decreased as a result of the Fund's repurchase of 7.66% of its Units during the fourth quarter of 1996.

     Total expenses increased $36,830, or 28.8%, for the three months ended September 30, 1997 as compared to the corresponding period of the prior year. This increase resulted primarily from increases in professional fees and Independent General Partner fees and expenses. These increases were partially offset by a decrease in investment advisory fees.

     Total expenses decreased $7,470, or 1.8%, for the nine months ended September 30, 1997 as compared to the corresponding period of the prior year. This decrease resulted primarily from decreases in investment advisory fees and other expenses. These decreases were partially offset by an increase in professional fees.

     Professional fees increased during both the three and nine month periods ended September 30, 1997 because of fees incurred in connection with the Fund's analysis of a proposal pursuant to which its Units would have been exchanged for shares in a newly-formed Delaware Business Trust. FCM has decided not to pursue this proposal at this time.

     Independent General Partner fees and expenses increased during the three months ended September 30, 1997 because the Fund was obligated to pay fees and expenses to both incoming and outgoing Independent General Partners during the transistion period during which new Independent General Partners were being elected.

     The investment advisory fees paid to FCM decreased during both the three and nine month periods ended September 30, 1997, primarily as a result of the direct receipt by FCM of consulting fees from LMC, one of the Fund's portfolio companies during the first quarter of 1996 and as a result of the repurchase of Units during November 1996. Pursuant to the terms of the Fund's investment advisory agreement with FCM, the investment advisory fees payable to FCM by the Fund are reduced by the amount of any fees that FCM receives directly from any of the Fund's portfolio companies. The repurchase of Units decreased the amount of the Fund's available capital (as defined in the Partnership Agreement) which is the base with respect to which the investment advisory fees are calculated.

     Other expenses decreased during the nine months ended September 30, 1997 primarly as a result of consulting fees and expenses paid during 1996 in connection with the Canadian's bankruptcy proceedings.

Net Realized Gain on Investments

     The net realized gain for the three months ended September 30, 1997 consisted of a gain on sale of the Fund's Neodata investment and a realized loss on the Fund's Canadian's investment. The net realized gain for the nine months ended September 30, 1997 also included a gain from the sale of the Fund's investment in Huntington Holdings, Inc. ("Huntington").

     The Fund has owned an equity position in Neodata since 1990, which it acquired at a cost of $278,917. In addition, the Fund previously owned Neodata subordinated notes, which were prepaid during May 1993.

     During August 1997, Electronic Data Systems Corporation ("EDS") offered to purchase all of Neodata's stock that it did not already own. Hicks Muse, the owner of a controlling portion of Neodata's common stock, accepted the offer. The purchase by EDS closed on September 2, 1997. The Fund received $1,178,150 of cash proceeds from the sale of its Neodata stock, resulting in a realized gain of $899,233.

     Beginning July 1, 1997, the Fund began accruing additional Canadina's sale tax related reserves at a 12% annualized rate, or $11,119 for the three months ended September 30, 1997. This additional accrued amount was recorded as an additional realized loss in the Fund's Statements of Operations.

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

     Fair value for securities that are not traded in any liquid public markets or that are privately held are determined pursuant to valuation policies and procedures that have been approved by the Independent General Partners and are subject to their supervision. There is a range of values that are reasonable for such investments at any particular time. Each such investment is valued initially based upon its original cost to the Fund ("cost method"). The cost method is used until significant developments affecting the portfolio company provide a basis for use of an appraisal valuation. Appraisal valuations are based upon such factors as the portfolio company's earnings, cash flow and net worth, the market prices for similar securities of comparable companies and an assessment of the portfolio company's future financial prospects. In a case of unsuccessful operations, the appraisal may be based upon liquidation value. Appraisal valuations are necessarily subjective. The Fund also may use, when available, third-party transactions in a portfolio company's securities as the basis of valuation ("private market method"). The private market method is used only with respect to completed transactions or firm offers made by sophisticated, independent investors.

     As of December 31, 1996, the Fund had recorded $1,321,710 of unrealized gain and $1,905,012 of unrealized loss on investments. Therefore, as of December 31, 1996, the Fund had recorded a total net unrealized loss on investments of $583,302.

     The net increase in unrealized loss on investments during the three and nine month periods ended September 30, 1997 and the cumulative net unrealized loss on investments as of September 30, 1997, consisted of the following components:

                                                       Unrealized Gain (Loss) Recorded
                                                       -------------------------------

                                          During the Three   During the Nine
                                            Months Ended       Months Ended              As of
          Portfolio Company              September 30, 1997  September 30, 1997   September 30, 1997
------------------------------------     ------------------  -------------------  ------------------

Unrealized net loss recorded during
   prior periods with respect the
   investments disposed of during
   the period                              $   278,915       $   278,915       $      --
KEMET                                          128,970           172,200           695,759
ARA                                                 --          (703,412)          (97,213)
Elgin / ENI                                     14,690           985,932         1,177,884
LMC                                                 --                --          (459,200)
MTI                                             25,823            21,613          (165,508)
Atlas                                         (801,178)       (2,224,959)       (3,204,735)
                                           -----------       -----------       -----------
                                           $  (352,780)      $(1,469,711)      $(2,053,013)
                                           ===========       ===========       ===========

     KEMET completed an IPO of its common stock during 1992. The stock, which trades on the NASDAQ National Market System, closed at $30.53125 (an average of the closing bid and ask prices) on September 30, 1997. This price is up from the closing prices of $23.0625 on December 31, 1996 and $24.9375 on June 30, 1997. Based on the

$30.53125 closing trading price of the common stock, the 23,056 shares of common stock that the Fund held at September 30, 1997 had a market value of $703,929.

     AR Accessories Group, Inc. ("ARA") reported significantly reduced earnings and cash flow from operations for its most recent fiscal year. In addition, the price earnings ratios of comparable companies in its industry have declined recently. As a result of these factors, the ARA warrants and common stock were written down in value by $703,412 at March 31, 1997.

     During June 1997, the Fund received a written offer from ENI Holding Corp. ("ENI") management to prepay the Fund's subordinated debt, redeem the Fund's preferred stock and purchase the Fund's Class B common stock and warrants. The offer, which was contingent on management's ability to secure adequate financing on satisfactory terms, was reviewed by all of the subordinated debt holders and rejected as inadequate. As a result of this offer, the Fund wrote the Class B common stock and warrants up in value at June 30, 1997 by $941,861 to an amount equal to 80% of the price offered by management. In recent weeks, ENI management has made an improved offer, which is currently under consideration and negotiation. In addition, the ENI preferred stock is being written up in value quarterly to reflect the accrual of the cumulative 10% preferential dividend.

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

     The MTI common stock was written down in value during 1994 based upon an independent third party valuation of the company that was obtained by MTI's management. During August 1996, MTI consummated a financial restructuring pursuant to which a substantial amount of its corporate debt was converted to equity. In the restructuring, the existing shareholders, including the Fund, received a reduced number of shares of common stock, along with warrants to purchase additional common stock. The Fund's valuation of its MTI investment was reduced by $4,210 at March 31, 1997 and increased by $25,823 at September 30, 1997 based upon an analysis of MTI's reported earnings and cash flows.

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

     During August 1996, Atlas entered into a letter of intent, under the terms of which some of the company's businesses would be sold for cash. On November 5, 1996, the purchaser notified Atlas that it wanted to renegotiate the terms of the transaction, including a reduction in the purchase price. Atlas management was unable to reach a revised agreement with the purchaser and Atlas remained in default on its debt. On January 17, 1997, Atlas filed for Chapter 11 bankruptcy protection. Atlas is currently developing a plan of reorganization for submission to the bankruptcy court that provides for the continued operation of its businesses, including a series of strategic asset acquisitions and dispositions.

     As a result of these developments, the Fund stopped accruing interest on its Atlas investment effective April 20, 1996 and recorded writedowns of $979,776, $1,423,781and $801,178 in the carrying value of the investment during the fourth quarter of 1996 and the second and third quarters of 1997, respectively. The remaining carrying value of the Fund's Atlas investment is $2.

     FCM continually monitors both the Fund's portfolio companies and the markets, and continually evaluates the decision to hold or sell its traded securities.

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

     There are no material legal proceedings pending directly against the Fund.

     On October 3, 1996, the Fund commenced an adversary proceeding in the Canadian's Holdings, Inc. ("Canadian's") Chapter 11 bankruptcy case against Finova Capital Corporation ("Finova"), Benson Selzer and Joseph Eiger. The complaint sought a declaratory judgment that sales taxes collected by Canadian's and turned over to Finova were "trust funds" collected by Canadian's on behalf of various state tax authorities. Through the complaint, the Fund objected to Finova's secured claim against Canadian's, which was guaranteed by Benson Selzer and Joseph Eiger, and sought to recover the sales tax and certain other amounts for the benefit of Canadian's bankruptcy estate. As a result of this litigation and the issues involved, the Fund accrued $370,627 during 1996 for legal costs and possible payments that may be required to settle the litigation or to fund the payment of Canadian's outstanding sales tax liabilities. On March 19, 1997, the Bankruptcy Court denied the Fund's claim. As a result of the Court's decision, the Fund dropped this litigation, while preserving its rights to pursue litigation against Finova at a later date. Beginning July 1, 1997 the Fund began accruing additional reserves at a 12% annualized rate or $11,119 for the three months ended September 30, 1997.

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

     (a) Exhibits and Reports to be filed:

         Exhibit No.           Description

             11.1              Statement of Computation of Net
                               Investment Income Per Limited Partnership Unit.

             19.1              Reports Furnished to Securities Holders.

             27.1              Financial Data Schedule.

     (b) The Registrant filed one report on Form 8-K during the third quarter of the fiscal year ending December 31, 1997. The report was dated September 2, 1997, and was filed with the Securities and Exchange Commission on September 18, 1997, to report the sale of the Fund's Neodata stock and the amount and record date of the Fund's cash distribution for the third quarter of 1997.

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

                                  Fiduciary Capital Pension Partners, L.P.
                                  (Registrant)


                                  By: FCM Fiduciary Capital Management Company
                                      Managing General Partner



Date:  November 4, 1997           By: /s/ Donald R. Jackson
                                     ------------------------------
                                     Donald R. Jackson
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