Form 10-Q
period 1998-03-31
FIDUCIARY CAPITAL PENSION PARTNERS L P
filed 1998-05-13
CIK 841688

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1998
                               ----------------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                                --------------      -----------------

Commission file number  0-17738
                       -----------



                    Fiduciary Capital Pension Partners, L.P.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                              86-0653603
         --------                                              ----------
(State of organization)                                      (I.R.S. Employer
                                                            Identification No.)



            410 17th Street
               Suite 400
           Denver, Colorado                                      80202
           ----------------                                      -----
         (Address of principal                                 (Zip Code)
          executive offices)


        Registrant's telephone number, including area code (800) 866-7607
                                                           ---------------


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

                    Fiduciary Capital Pension Partners, L.P.
                      Quarterly Report on Form 10-Q for the
                          Quarter Ended March 31, 1998



                                Table of Contents

                                                                                                   Page
                                                                                                   ----
  Part I.         FINANCIAL INFORMATION

                  Item 1.    Financial Statements (unaudited)                                       3

                             Schedule of Investments -
                             March 31, 1998                                                         3

                             Balance Sheets - March 31, 1998 and
                             December 31, 1997                                                      5

                             Statements of Operations for the three months
                             ended March 31, 1998 and 1997                                          6

                             Statements of Cash Flows for the three months
                             ended March 31, 1998 and 1997                                          7

                             Statements of Changes in Net Assets for the
                             three months ended March 31, 1998 and
                             for the year ended December 31, 1997                                   8

                             Selected Per Unit Data and Ratios                                      9

                             Notes to Financial Statements                                          10

                  Item 2.    Management's Discussion and Analysis
                             of Financial Condition and Results of
                             Operations                                                             12


  Part II.        OTHER INFORMATION

                  Item 1.Legal Proceedings                                                          17

                  Item 6.Exhibits and Reports on Form 8-K                                           17

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                             SCHEDULE OF INVESTMENTS

                                 MARCH 31, 1998

---------------------------------------------------------------------------------------------------------------------------
Principal
Amount/                                              Investment         Amortized                     % of Total
Shares              Investment                          Date              Cost             Value      Investments
---------------------------------------------------------------------------------------------------------------------------
MANAGED COMPANIES:

23,056 sh.          KEMET Corporation,
                    Common Stock(1)*                 07/11/91          $     8,170    $   425,815
---------------------------------------------------------------------------------------------------------------------------
                                                                             8,170        425,815        3.3%
---------------------------------------------------------------------------------------------------------------------------
62,606 sh.          AR Accessories Group,
                    Inc., Warrants
                    to Purchase Class B
                    Common Stock*                    07/30/92               85,909              1
22,608 sh.          AR Accessories Group,
                    Inc., Class A Common
                    Stock*                           07/30/92              226,080              1
---------------------------------------------------------------------------------------------------------------------------
                                                                           311,989              2        0.0
---------------------------------------------------------------------------------------------------------------------------
$1,632,960          LMC Operating Corp.,
                    12.00% Senior Subordinated       11/01/96
                    Revolving Notes                   through
                    due 10/31/00                     11/04/97            1,632,960      1,632,960
$449,000            LMC Operating Corp.,
                    12.00% Senior Subordinated
                    Revolving Notes                  02/18/98 &
                    due 8/20/98                      03/18/98              449,000        449,000
239,600 sh.         LMC Operating Corp., 7.00%
                    Cumulative Redeemable
                    Preferred Stock*                 06/10/94            2,389,210      2,101,688
22.72 sh.           LMC Operating Corp.,
                    Common Stock*                    02/09/96              454,399              1
49.72 sh.           LMC Credit Corp.,
                    Common Stock*                    02/09/96                    1              1
---------------------------------------------------------------------------------------------------------------------------
                                                                         4,925,570      4,183,650       32.6
---------------------------------------------------------------------------------------------------------------------------
1,327 sh.           Mobile Technology, Inc.,         07/06/94 &
                    Common Stock*                    12/28/94              187,698         67,480
3,539 sh.           Mobile Technology, Inc.,
                    Warrants to Purchase             07/06/94 &
                    Common Stock(2)*                 12/28/94               49,929         74,505
---------------------------------------------------------------------------------------------------------------------------
                                                                           237,627        141,985        1.1
---------------------------------------------------------------------------------------------------------------------------

              The accompanying notes to financial statements are an
                        integral part of this schedule.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                                 MARCH 31, 1998

---------------------------------------------------------------------------------------------------------------------------
Principal
Amount/                                              Investment         Amortized                    % of Total
Shares              Investment                          Date              Cost             Value     Investments
---------------------------------------------------------------------------------------------------------------------------
$1,290,000          R.B.M. Precision Metal
                    Products, Inc., 13.00%
                    Senior Subordinated
                    Secured Notes due
                    5/24/02(3)                       05/24/95            1,230,316      1,230,316
9,772.7 sh.         R.B.M. Precision Metal
                    Products, Inc., Warrants
                    to Purchase Common Stock*        05/24/95               73,295         73,295
---------------------------------------------------------------------------------------------------------------------------
                                                                         1,303,611      1,303,611       10.2
---------------------------------------------------------------------------------------------------------------------------
$3,265,920          Atlas Environmental, Inc.,
                    13.50% Senior Subordinated
                    Secured Notes due 1/19/03(4)*    01/25/96            3,189,039              1
338,423 sh.         Atlas Environmental, Inc.,
                    Warrants to Purchase
                    Common Stock(5)*                 01/25/96               33,842              1
---------------------------------------------------------------------------------------------------------------------------
                                                                         3,222,881              2        0.0
---------------------------------------------------------------------------------------------------------------------------
     Total Investments in Managed Companies (52.3% of net assets)       10,009,848      6,055,065       47.2
---------------------------------------------------------------------------------------------------------------------------

TEMPORARY INVESTMENTS:

$3,400,000          Ford Motor Credit Corporation,
                    5.32% Notes due 4/14/98          03/31/98            3,393,480      3,393,480
$3,400,000          American Express Credit Corp.,
                    5.35% Notes due 4/14/98          03/31/98            3,393,444      3,393,444
---------------------------------------------------------------------------------------------------------------------------
     Total  Temporary Investments (58.6% of net assets)                  6,786,924      6,786,924       52.8
---------------------------------------------------------------------------------------------------------------------------
     Total Investments (110.9% of net assets)                          $16,796,772    $12,841,989      100.0%
===========================================================================================================================

(1) The KEMET Corporation common stock trades on the NASDAQ National Market System.
(2)   The warrants have exercise prices of $19.30 per share (1,062 shares) and
      34.30 per share (2,477 shares).
(3) The notes will amortize in three equal annual installments of $430,000 commencing on May 24, 2000.
(4) The notes will amortize in five equal annual installments of $653,184 commencing on January 19, 1999. The accrual of interest on the notes was discontinued by the Fund effective April 20, 1996.
(5) The Atlas Environmental, Inc. common stock trades over the counter on a limited basis with quotations provided via the OTC Bulletin Board. The warrants have an exercise price of $8.00 per share.
*     Non-income producing security.



     The accompanying notes to financial statements are an integral part of this schedule.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                                 BALANCE SHEETS

                      MARCH 31, 1998 AND DECEMBER 31, 1997
                                   (unaudited)

                                                       1998              1997
                                                       ----              ----
ASSETS:

  Investments:
     Portfolio investments, at value:
        Managed companies (amortized cost -
          $10,009,848 and $9,556,695,
          respectively)                           $  6,055,065      $  5,754,426
     Temporary investments, at amortized cost        6,786,924         8,194,820
                                                  ------------      ------------
        Total investments                           12,841,989        13,949,246
  Cash and cash equivalents                            276,002           276,108
  Accrued interest receivable                           71,642            67,964
  Other assets                                          52,613            58,926
                                                  ------------      ------------
     Total assets                                 $ 13,242,246      $ 14,352,244
                                                  ============      ============

LIABILITIES:

  Payable to affiliates (Notes 2, 3 and 4)        $     63,953      $     33,796
  Accounts payable and accrued liabilities             463,596           424,137
  Distributions payable to partners                  1,139,142         1,030,446
                                                  ------------      ------------

     Total liabilities                               1,666,691         1,488,379
                                                  ------------      ------------

COMMITMENTS AND CONTINGENCIES (Note 5)

NET ASSETS:

  Managing General Partner                             (61,493)          (49,360)
  Limited Partners (equivalent to $11.41
     and $12.66 respectively, per limited
     partnership unit based on 1,020,142
     units outstanding)                             11,637,048        12,913,225
                                                  ------------      ------------

        Net assets                                  11,575,555        12,863,865
                                                  ------------      ------------

          Total liabilities and net assets        $ 13,242,246      $ 14,352,244
                                                  ============      ============



             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (unaudited)

                                               1998         1997
                                               ----         ----
INVESTMENT INCOME:

   Income:
     Interest                              $ 204,108      $ 278,205
                                           ---------      ---------

       Total investment income               204,108        278,205
                                           ---------      ---------

   Expenses:
     Investment advisory fees (Note 2)        30,388         19,304
     Professional fees                        76,155         44,445
     Fund administration fees (Note 3)        29,582         29,582
     Administrative expenses (Note 3)         17,224         17,224
     Independent General Partner fees
       and expenses (Note 4)                  18,095         11,626
     Other expenses                           18,199          6,486
                                           ---------      ---------

       Total expenses                        189,643        128,667
                                           ---------      ---------

NET INVESTMENT INCOME                         14,465        149,538
                                           ---------      ---------

REALIZED AND UNREALIZED
   LOSS ON INVESTMENTS:

     Net realized loss on investments        (11,119)          --
     Net change in unrealized loss
       on investments                       (152,514)      (788,038)
                                           ---------      ---------

         Net loss on investments            (163,633)      (788,038)
                                           ---------      ---------

NET DECREASE IN NET ASSETS
   RESULTING FROM OPERATIONS               $(149,168)     $(638,500)
                                           =========      =========

             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (unaudited)

                                                                1998               1997
                                                                ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net decrease in net assets resulting from operations     $  (149,168)     $  (638,500)
   Adjustments to reconcile net decrease in net assets
     resulting from operations to net cash provided by
     operating activities:
       Accreted discount on portfolio investments                (4,153)          (8,696)
       Change in assets and liabilities:
         Accrued interest receivable                             (3,678)          (4,966)
         Other assets                                             6,313            4,796
         Payable to affiliates                                   30,157           (2,402)
         Accounts payable and accrued liabilities                28,340          (14,149)
       Net realized loss on investments                          11,119             --
       Net change in unrealized loss
         on investments                                         152,514          788,038
                                                            -----------      -----------
           Net cash provided by operating activities             71,444          124,121
                                                            -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of portfolio investments                           (449,000)            --
   Sale of temporary investments, net                         1,407,896          297,761
                                                            -----------      -----------
      Net cash provided by investing activities                 958,896          297,761
                                                            -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Cash distributions paid to partners                       (1,030,446)        (334,812)
                                                            -----------      -----------
     Net cash used in financing activities                   (1,030,446)        (334,812)
                                                            -----------      -----------

NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                                            (106)          87,070

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                          276,108          234,305
                                                            -----------      -----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                            $   276,002      $   321,375
                                                            ===========      ===========


             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                       STATEMENTS OF CHANGES IN NET ASSETS

                    FOR THE THREE MONTHS ENDED MARCH 31, 1998

                    AND FOR THE YEAR ENDED DECEMBER 31, 1997
                                   (unaudited)

                                                       1998             1997
                                                       ----             ----
Increase in net assets from operations:
   Net investment income                         $     14,465      $    831,359
   Net realized (loss) gain on investments            (11,119)        2,925,017
   Net change in unrealized loss
      on investments                                 (152,514)       (3,218,969)
                                                 ------------      ------------
       Net decrease in net assets
         resulting from operations                   (149,168)          537,407

Repurchase of limited partnership units                  --          (1,162,618)

Distributions to partners from -
   Net investment income                              (14,465)         (831,359)
   Realized gain on investments                    (1,124,677)       (1,608,939)
   Return of capital                                     --            (710,627)
                                                 ------------      ------------

     Total decrease in net assets                  (1,288,310)       (3,776,136)

Net assets:

   Beginning of period                             12,863,865        16,640,001
                                                 ------------      ------------

   End of period (including no undistributed
     net investment income)                      $ 11,575,555      $ 12,863,865
                                                 ============      ============


             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                        SELECTED PER UNIT DATA AND RATIOS

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (unaudited)

                                                                   1998                 1997
                                                                   ----                 ----
Per Unit Data:

   Investment income                                               $  .20              $  .25
   Expenses                                                          (.19)               (.12)
                                                                   ------              ------
     Net investment income                                            .01                 .13

   Net realized loss on investments                                  (.01)                 --

   Net change in unrealized (loss) gain
     on investments                                                  (.15)               (.70)

   Distributions declared to partners                               (1.10)               (.30)
                                                                   ------              ------

     Net decrease in net asset value                                (1.25)               (.87)

       Net asset value:
         Beginning of period                                        12.66               15.08
                                                                   ------              ------
         End of period                                             $11.41              $14.21
                                                                   ======              ======

Ratios (annualized):
   Ratio of expenses to average net assets                           6.21%               3.19%
   Ratio of net investment income to
     average net assets                                              0.47%               3.70%

Number of limited partnership units at end of period              1,020,142           1,104,881


         The accompanying notes to financial statements are an integral part of these selected per unit data and ratios.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998
                                   (unaudited)

1.   GENERAL

The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of FCM Fiduciary Capital Management Company ("FCM"), the Managing General Partner of Fiduciary Capital Pension Partners, L.P. (the "Fund"), necessary to fairly present the financial position of the Fund as of March 31, 1998 and the results of its operations, changes in net assets and its cash flows for the period then ended.

These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Fund's annual audited financial statements for the year ended December 31, 1997.


2.   INVESTMENT ADVISORY FEES

As compensation for its services as investment adviser, FCM receives a subordinated monthly fee at the annual rate of 1% of the Fund's available capital, as defined in the Partnership Agreement. Investment advisory fees of $30,388 were paid by the Fund for the three months ended March 31, 1998.


3.   FUND ADMINISTRATION FEES

As compensation for its services as fund administrator, FCM receives a monthly fee at the annual rate of .45% of net proceeds available for investment, as defined in the Partnership Agreement. Fund administration fees of $29,582 were paid by the Fund for the three months ended March 31, 1998. FCM is also reimbursed, subject to various limitations, for administrative expenses incurred in providing accounting and investor services to the Fund. The Fund reimbursed FCM for administrative expenses of $17,224 for the three months ended March 31, 1998.


4.   INDEPENDENT GENERAL PARTNER FEES AND EXPENSES

As compensation for services rendered to the Fund, each of the Independent General Partners receives from the Fund and Fiduciary Capital Partners, L.P., an affiliated fund, (collectively, the "Funds") an annual fee of $30,000, payable monthly in arrears, together with all out-of-pocket expenses. Each Fund's allocation of these fees and expenses is based on the relative number of outstanding Units. Fees and expenses paid by the Fund for the three months ended March 31, 1998 totaled $18,095.


5.   CONTINGENCIES

LMC Commitment During April 1998, the Fund agreed to restructure and increase its aggregate investment in LMC Operating Corp. ("LMC"). In the restructuring, $1,360,800 of the Fund's LMC Senior Subordinated Revolving Notes due October 31, 2000 will be converted into additional LMC common stock. LMC will then be allowed to again draw down the $1,360,800 under the terms of the Revolving Note agreement to fund working

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                                 MARCH 31, 1998
                                   (unaudited)

capital requirements and to retire the $449,000 of LMC Senior Subordinated Revolving Notes due August 20, 1998, which were recently purchased by the Fund. As a result of the restructuring, the Fund's percentage ownership of LMC's common stock will increase from approximately 23% to approximately 40%.

LMC Litigation On January 27, 1998, LMC Holding Co. ("LMC Holding"), which holds 49.75% of the issued and outstanding common stock of LMC, commenced an action against the Fund, FCP and each of Paul Bagley, the Chairman of the Board and Chief Executive Officer of FCM, W. Duke DeGrassi, the President of FCM, and Donald R. Jackson, the Senior Vice President, Treasurer, Chief Financial Officer and Compliance Officer of FCM (collectively, the "Individual Defendants"), in their capacities as officers of FCM, in the First Judicial District Court in and for Cache County, State of Utah, entitled LMC Holding Co. v. Fiduciary Capital Partners, L.P., et al., Civil No. 98-0100077 (the "LMC Action"). LMC Holding is controlled by Paul Wallace, a director of LMC and the trustee of its discontinued pension plan. FCM believes that the LMC Action was commenced in response to an action filed by LMC against Mr. Wallace to recover for a significant underfunding of LMC's discontinued pension plan. The Fund, FCP and the Individual Defendants entered into a settlement agreement with LMC Holding, effective April 20, 1998. The terms of the settlement call for the Board of LMC to be increased to six members with the Fund and FCP selecting three directors and LMC Holding selecting three, until such time as LMC becomes a reporting company under the Securities Exchange Act of 1934, as amended. As part of the settlement, the Fund and FCP have been able to increase their percentage ownership of LMC pursuant to the restructuring described above. FCM believes that the additional investment by the Fund and FCP will be very beneficial to LMC and allow it to implement a business plan designed to restore LMC to profitability within the next few years. LMC continues to pursue its legal action against Mr. Wallace with respect to the underfunding of its discontinued pension plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Fund's unaudited Financial Statements and the Notes thereto. This report contains, in addition to historical information, forward-looking statements that include risks and other uncertainties. The Fund's actual results may differ materially from those anticipated in these forward-looking statements. While the Fund can not always predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements, factors that might cause such a difference include general economic and business conditions, competition and other factors discussed elsewhere in this report. Readers are urged to consider statements that include the terms "believes", "expects", "plans", "anticipates", "intends" or the like to be uncertain and forward-looking. The Fund undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Fund held portfolio investments in six Managed Companies, with an aggregate cost of approximately $10.0 million. The value of these portfolio investments, which were made from net offering proceeds and the reinvestment of proceeds from the sale of other portfolio investments, represents approximately 52.3% of the Fund's net assets. When acquired, these portfolio investments generally consisted of high-yield subordinated debt, linked with an equity participation or a comparable participation feature in middle market companies. These securities were typically issued in private placement transactions and were subject to certain restrictions on transfer or sale, thereby limiting their liquidity. A number of the portfolio companies have prepaid their subordinated debt that the Fund held. In addition, three of the portfolio companies have successfully completed initial public offerings ("IPOs") of their stock. The Fund has sold the stock it held in these three companies, except for a portion of its KEMET Corporation ("KEMET") stock.

As of March 31, 1998, the Fund's remaining assets were invested in short-term commercial paper. These funds are available to fund follow-on investments, for distribution to the partners or to fund the annual repurchase offer.

Pursuant to the terms of the Fund's periodic unit repurchase policy, the Fund will annually offer to purchase from its Limited Partners up to 7.5% of its outstanding Units for an amount equal to the current net asset value per Unit, net of a fee (not to exceed 2%) to be retained by the Fund to offset expenses incurred in connection with the repurchase offer. If the number of tendered Units in any year exceeds 7.5% of the outstanding Units, the Fund's General Partners may vote to repurchase up to an additional 2% of the outstanding Units. The 1998 repurchase offer will be mailed to the Limited Partners during October 1998. The actual redemption of tendered Units will occur on November 20, 1998.

During February 1998, the Fund agreed to purchase $449,000 of LMC's Senior Subordinated Revolving Notes due August 20, 1998. This investment was funded during February and March 1998.

During April 1998, the Fund agreed to restructure and increase its aggregate investment in LMC. In the restructuring, $1,360,800 of the Fund's LMC Senior Subordinated Revolving Notes due October 31, 2000 will be converted into additional LMC common stock. LMC will then be allowed to again draw down the $1,360,800 under the terms of the Revolving Note agreement to fund working capital requirements and to retire the $449,000 of LMC Senior Subordinated Revolving Notes due August 20, 1998, which were recently purchased by the Fund. As a result of the restructuring, the Fund's percentage ownership of LMC's common stock will increase from approximately 23% to approximately 40%.

During the three months ended March 31, 1998, the Fund paid a cash distribution pertaining to the fourth quarter of 1997, in the amount of $1,030,446, or $1.00 per Unit. The distribution for the first quarter of 1998 will be paid on May 15, 1998. The per Unit distribution rate will vary between $1.00 and $1.13 depending upon the closing in which the particular Units were issued. This disproportionate cash distribution results from the Units being issued on different dates during 1990, and thus being entitled to differing Preferred Return amounts, as defined in the Fund's Partnership Agreement. These disproportionate distribution rates will eliminate the remaining Preferred Return amounts, leaving all Units on an equal basis going forward.

The Fund currently expects the distribution for the second quarter of 1998, which is payable during August 1998, to be made at a rate of $1.00 per Unit for all Limited Partners and that the remaining 1998 distributions will likely be reduced to a rate of $.30 per Unit per quarter.

The Fund's investment period ended on December 31, 1995. Although the Fund is permitted to make additional investments in existing portfolio companies after 1995, the Fund is no longer permitted to acquire investments in new portfolio companies. This impacts the amount of the Fund's quarterly distributions because all proceeds from dispositions or maturities of investments are distributed to investors, except to the extent the cash is needed to fund the annual repurchase offer or to fund any follow-on investments in existing portfolio companies. The increase in the quarterly distribution rate during 1997 and 1998 represents a distribution of the proceeds from dispositions or maturities of investments during 1997.


RESULTS OF OPERATIONS


Investment Income and Expenses

The Fund's net investment income was $14,465 for the three months ended March 31, 1998 as compared to net investment income of $149,538 for the corresponding period of the prior year. Net investment income per limited partnership unit decreased from $.13 to $.01 and the ratio of net investment income to average net assets decreased from 3.70% to 0.47% for the three months ended March 31, 1998 as compared to the corresponding period of the prior year.

Net investment income for the three months ended March 31, 1998 decreased as a result of both a decrease in investment income and an increase in total expenses.

Investment income decreased $74,097, or 26.6%, for the three months ended March 31, 1998, as compared to the corresponding period of the prior year. This decrease resulted primarily from the prepayment of the Fund's Elgin National Industries Inc. subordinated debt investment during November 1997. The Fund's total investments also decreased as a result of the Fund's repurchase of 7.67% of its Units during the fourth quarter of 1997. The negative effect of these items was partially offset by increases in interest income earned on temporary investments and on the LMC follow-on investments that were acquired during 1997 and 1998.

Total expenses increased $60,976, or 47.4%, for the three months ended March 31, 1998 as compared to the corresponding period of the prior year. This increase resulted primarily from increases in investment advisory fees, professional fees, Independent General Partner fees and expenses and other expenses.

The investment advisory fees paid to FCM increased as a result of the direct receipt by FCM of consulting fees from LMC during the first quarter of 1997. Pursuant to the terms of the Fund's investment advisory agreement with FCM, the investment advisory fees payable to FCM by the Fund are reduced by the amount of any fees that FCM receives directly from any of the Fund's portfolio companies. The effect of the decrease (to zero) in the amount of LMC consulting fees received by FCM was partially offset by the effect of the repurchase of Units by the Fund during the fourth quarter of 1997 and the realization of additional losses with respect to the Fund's investment in Canadian's Holdings, Inc. and its subsidiary ("Canadian's"). Both the repurchase of Units and the realization of the Canadian's loss decreased the amount of the Fund's available capital (as defined in the Partnership Agreement), which is the base with respect to which the investment advisory fees are calculated.

Independent General Partner fees and expenses increased because one of the Fund's three Independent General Partners resigned during the fourth quarter of 1996 and was not replaced until July 1997. The increase in professional fees was primarily the result of legal fees incurred during the three months ended March 31, 1998 in connection with the LMC litigation. Other expenses increased primarily as a result of insurance expense associated with a new liability insurance policy for the Fund's general partners that was initially purchased during September 1997.

Net Realized Loss on Investments

Beginning July 1, 1997, the Fund began accruing additional Canadian's sales tax related reserves at a 12% annualized rate, or $11,119 for the three months ended March 31, 1998. This additional accrued amount was recorded as an additional realized loss in the Fund's Statement of Operations.

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

As of December 31, 1997, the Fund had recorded $437,099 of unrealized gain and $4,239,368 of unrealized loss on investments. Therefore, as of December 31, 1997, the Fund had recorded a total net unrealized loss on investments of $3,802,269.

The net increase in unrealized loss on investments during the three months ended March 31, 1998 and the cumulative net unrealized loss on investments as of March 31, 1998 consisted of the following components:

                                                                 Unrealized Gain (Loss) Recorded
                                                                 --------------------------------
                                                             During the Three
                                                               Months Ended                  As of
          Portfolio Company                                   March 31, 1998            March 31, 1998
------------------------------------                         ---------------            -------------
KEMET                                                          $  (19,454)              $   417,645
ARA                                                              (214,774)                 (311,987)
LMC                                                                     -                  (741,920)
MTI                                                                 81,714                  (95,642)
Atlas                                                                   -                (3,222,879)
                                                               ----------               -----------
                                                               $ (152,514)              $(3,954,783)
                                                               ==========               ===========


KEMET completed an IPO of its common stock during 1992. The stock, which trades on the NASDAQ National Market System, closed at $18.46875 (an average of the closing bid and ask prices) on March 31, 1998. This price is down slightly from the closing price of $19.3125 on December 31, 1997. Based on the $18.46875 closing trading price of the common stock, the 23,056 shares of common stock that the Fund held at March 31, 1998 had a market value of $425,816.

AR Accessories Group, Inc. ("ARA") reported significantly reduced earnings and cash flows from operations during 1997. In addition, the price earnings ratios of comparable companies in its industry declined. As a result of these factors, the ARA warrants and common stock were written down in value during 1997 to a carrying value of $214,776.

During February 1998, ARA hired a crisis manager to assist it in addressing continuing significant declines in the company's sales and profits. The hiring of the crisis manager was precipitated by ARA's lenders, who notified ARA of defaults under its credit lines and demanded that ARA repay overadvances that were made during 1997. The Fund was notified that ARA was considering a number of options for solving these problems, including a possible bankruptcy filing and the sale of the company, or certain of its operations.

On March 13, 1998, ARA filed for Chapter 11 bankruptcy protection. It is currently anticipated that ARA's assets will be sold at auction during May 1998 and that the proceeds will be less than ARA's total outstanding debt.

The Fund's subordinated debt investment in ARA was prepaid in a prior year. The Fund's only remaining investment in ARA is a common equity position that was acquired in connection with the Fund's original subordinated debt investment. Since it is anticipated that all of the proceeds that will be realized from the liquidation of ARA 's assets will likely satisfy only a portion of ARA's debt, the Fund has written the carrying value of its remaining ARA equity investment down to a nominal amount ($2) as of March 31, 1998.

On a net cumulative basis, as of December 31, 1997, the Fund's investment in Mobile Technology, Inc. ("MTI") had been written down in value by $177,356, to a carrying value of $60,271.

MTI was sold on March 12, 1998. The Fund, which owned less that 0.5% of MTI's common equity, expected to receive approximately $166,000 from the sale. However, at the closing a dispute arose over the calculation of the sales price. The dispute, which revolves primarily around whether the sellers or the buyer should receive the benefit of warrant exercise proceeds, involves approximately 5% of the anticipated sales proceeds. As a result of these developments, the MTI investment was written up in value by $81,714 at March 31, 1998, to a carrying value of $141,985.

FCM continually monitors both the Fund's portfolio companies and the markets, and continually evaluates the decision to hold or sell its traded securities.

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

On January 27, 1998, LMC Holding Co. ("LMC Holding"), which holds 49.75% of the issued and outstanding common stock of LMC, commenced an action against the Fund, FCP and each of Paul Bagley, the Chairman of the Board and Chief Executive Officer of FCM, W. Duke DeGrassi, the President of FCM, and Donald R. Jackson, the Senior Vice President, Treasurer, Chief Financial Officer and Compliance Officer of FCM (collectively, the "Individual Defendants"), in their capacities as officers of FCM, in the First Judicial District Court in and for Cache County, State of Utah, entitled LMC Holding Co. v. Fiduciary Capital Partners, L.P., et al., Civil No. 98-0100077 (the "LMC Action"). LMC Holding is controlled by Paul Wallace, a director of LMC and the trustee of its discontinued pension plan. FCM believes that the LMC Action was commenced in response to an action filed by LMC against Mr. Wallace to recover for a significant underfunding of LMC's discontinued pension plan. The Fund, FCP and the Individual Defendants entered into a settlement agreement with LMC Holding, effective April 20, 1998. The terms of the settlement call for the Board of LMC to be increased to six members with the Fund and FCP selecting three directors and LMC Holding selecting three, until such time as LMC becomes a reporting company under the Securities Exchange Act of 1934, as amended. As part of the settlement, the Fund and FCP have been able to increase their percentage ownership of LMC. LMC continues to pursue its legal action against Mr. Wallace with respect to the underfunding of its discontinued pension plan.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits and Reports to be filed:


Exhibit No.       Description
----------        ------------
     11.1         Statement of Computation of Net Investment Income Per Limited
                  Partnership Unit.

     27.1         Financial Data Schedule.


(b) The Registrant did not file any reports on Form 8-K during the first quarter of the fiscal year ending December 31, 1998.

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

                            Fiduciary Capital Pension Partners, L.P.
                            (Registrant)


                            By: FCM Fiduciary Capital Management Company
                                Managing General Partner




Date:  May 12, 1998             By: /s/ Donald R. Jackson
                                    --------------------------
                                    Donald R. Jackson
                                    Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.                Description                                  Page
----------                 -----------                                  -----
         11.1              Statement of Computation of Net Investment
                           Income Per Limited Partnership Unit.

         27.1              Financial Data Schedule.