Form 10-Q
period 1998-06-30
FIDUCIARY CAPITAL PENSION PARTNERS L P
filed 1998-08-13
CIK 841688

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1998
                              --------------------------------------------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission file number          0-17738
                      ----------------------------------------------------------


                    Fiduciary Capital Pension Partners, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                                         86-0653603
         -----------------------                                               -------------------
         (State of organization)                                                (I.R.S. Employer
                                                                               Identification No.)

            410 17th Street
               Suite 400
           Denver, Colorado                                                          80202
           ----------------                                                        ----------
         (Address of principal                                                     (Zip Code)
          executive offices)

        Registrant's telephone number, including area code (877) 511-6465
                                                           --------------

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

                    Fiduciary Capital Pension Partners, L.P.
                      Quarterly Report on Form 10-Q for the
                           Quarter Ended June 30, 1998



                                Table of Contents


                                                                                                Page
                                                                                                ----
  Part I.         FINANCIAL INFORMATION

                  Item 1.    Financial Statements (unaudited)                                       3

                             Schedule of Investments -
                             June 30, 1998                                                          3

                             Balance Sheets - June 30, 1998 and
                             December 31, 1997                                                      5

                             Statements of Operations for the three
                             months ended June 30, 1998 and 1997                                    6

                             Statements of Operations for the six
                             months ended June 30, 1998 and 1997                                    7

                             Statements of Cash Flows for the six
                             months ended June 30, 1998 and 1997                                    8

                             Statements of Changes in Net Assets for
                             the six months ended June 30, 1998 and
                             for the year ended December 31, 1997                                   9

                             Selected Per Unit Data and Ratios                                      10

                             Notes to Financial Statements                                          11

                  Item 2.    Management's Discussion and Analysis
                             of Financial Condition and Results of
                             Operations                                                             13


  Part II.        OTHER INFORMATION

                  Item 1.Legal Proceedings                                                          19

                  Item 6.Exhibits and Reports on Form 8-K                                           19

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                             SCHEDULE OF INVESTMENTS

                                  JUNE 30, 1998
                                   (unaudited)

-----------------------------------------------------------------------------------------------------------------
Principal
Amount/                                              Investment         Amortized                     % of Total
Shares              Investment                          Date              Cost             Value      Investments
-----------------------------------------------------------------------------------------------------------------
MANAGED COMPANIES:

23,056 sh.          KEMET Corporation,
                    Common Stock(1)*                 07/11/91          $     8,170    $   303,331
-----------------------------------------------------------------------------------------------------------------
                                                                             8,170        303,331        2.7%
-----------------------------------------------------------------------------------------------------------------
$1,462,860          LMC Corporation, 12.00%
                    Senior Subordinated              11/01/96
                    Revolving Notes                   through
                    due 10/31/00 (Note 5)            06/22/98            1,462,860      1,462,860
239,600 sh.         LMC Corporation, 7.00%
                    Cumulative Redeemable
                    Preferred Stock*                 06/10/94            2,389,210      2,389,210
3,176,000 sh.       LMC Operating Corp.,             02/09/96 &
                    Common Stock*                    05/05/98            1,815,199      1,073,279
49.72 sh.           LMC Credit Corp.,
                    Common Stock*                    02/09/96                    1              1
-----------------------------------------------------------------------------------------------------------------
                                                                         5,667,270      4,925,350       43.3
$1,290,000          R.B.M. Precision Metal
                    Products, Inc., 13.00%
                    Senior Subordinated
                    Secured Notes due
                    5/24/02(2)                       05/24/95            1,234,625      1,234,625
9,772.7 sh.         R.B.M. Precision Metal
                    Products, Inc., Warrants to
                    Purchase Common Stock*           05/24/95               73,295         73,295
-----------------------------------------------------------------------------------------------------------------
                                                                         1,307,920      1,307,920       11.5
-----------------------------------------------------------------------------------------------------------------
     Total Investments in Managed Companies (62.0% of net assets)        6,983,360      6,536,601       57.5
-----------------------------------------------------------------------------------------------------------------

NON-MANAGED COMPANY:

821,376 sh.       WasteMasters, Inc.,
                  Common Stock(3)*                   06/03/98            1,097,307              1
-----------------------------------------------------------------------------------------------------------------
     Total Investment in Non-Managed Company (0.0% of  net assets)       1,097,307              1        0.0
-----------------------------------------------------------------------------------------------------------------





              The accompanying notes to financial statements are an
                        integral part of this schedule.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                                  JUNE 30, 1998
                                   (unaudited)


----------------------------------------------------------------------------------------------------------------
Principal
Amount/                                              Investment         Amortized                    % of Total
Shares              Investment                          Date              Cost             Value     Investments
----------------------------------------------------------------------------------------------------------------
TEMPORARY INVESTMENTS:

$2,425,000          General Motors Accept. Corp.,
                    5.39% Notes due 7/14/98          06/30/98            2,420,289      2,420,289
$2,425,000          General Electric Capital Corp.,
                    5.38% Notes due 7/14/98          06/30/98            2,420,297      2,420,297
----------------------------------------------------------------------------------------------------------------
     Total  Temporary Investments (45.9% of net assets)                  4,840,586      4,840,586       42.5
----------------------------------------------------------------------------------------------------------------
     Total Investments (107.9% of net assets)                          $12,921,253    $11,377,188      100.0%
================================================================================================================

(1) The KEMET Corporation common stock trades on the NASDAQ National Market System.
(2) The notes will amortize in three equal annual installments of $430,000 commencing on May 24, 2000.
(3)   The WasteMasters, Inc. common stock, which trades on the NASDAQ Small
      Cap Market System, is subject to a 24 month lock up period, a call option and a right of first refusal.
*     Non-income producing security.


              The accompanying notes to financial statements are an
                        integral part of this schedule.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                                 BALANCE SHEETS

                       JUNE 30, 1998 AND DECEMBER 31, 1997
                                   (unaudited)


                                                                               1998              1997
                                                                           ------------      ------------
ASSETS:

  Investments:
     Portfolio investments, at value:
        Managed companies (amortized cost -
          $6,983,360 and $9,556,695,
          respectively)                                                    $  6,536,601      $  5,754,426
     Non-managed company (amortized cost -
          $1,097,307)                                                                 1                --
     Temporary investments, at amortized cost                                 4,840,586         8,194,820
                                                                           ------------      ------------
        Total investments                                                    11,377,188        13,949,246
  Cash and cash equivalents                                                     616,005           276,108
  Accrued interest receivable                                                    64,420            67,964
  Other assets                                                                    5,536            58,926
                                                                           ------------      ------------
     Total assets                                                          $ 12,063,149      $ 14,352,244
                                                                           ============      ============

LIABILITIES:

  Payable to affiliates (Notes 2, 3 and 4)                                 $     54,721      $     33,796
  Accounts payable and accrued liabilities                                      443,957           424,137
  Distributions payable to partners                                           1,024,761         1,030,446
                                                                           ------------      ------------

     Total liabilities                                                        1,523,439         1,488,379
                                                                           ------------      ------------

COMMITMENTS AND CONTINGENCIES (Note 5)

NET ASSETS:

  Managing General Partner                                                      (66,223)          (49,360)
  Limited Partners (equivalent to $10.40
     and $12.66, respectively, per limited
     partnership unit based on 1,020,142
     units outstanding)                                                      10,605,933        12,913,225
                                                                           ------------      ------------

        Net assets                                                           10,539,710        12,863,865
                                                                           ------------      ------------

          Total liabilities and net assets                                 $ 12,063,149      $ 14,352,244
                                                                           ============      ============


              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (unaudited)


                                                     1998             1997
                                                 -----------      -----------
INVESTMENT INCOME:

   Income:
     Interest                                    $   177,677      $   283,290
                                                 -----------      -----------

       Total investment income                       177,677          283,290
                                                 -----------      -----------

   Expenses:
     Professional fees                                31,918           20,018
     Investment advisory fees (Note 2)                28,092           37,449
     Fund administration fees (Note 3)                29,582           29,582
     Administrative expenses (Note 3)                 17,224           17,224
     Independent General Partner fees
       and expenses (Note 4)                          12,654            9,374
     Other expenses                                   14,744            9,524
                                                 -----------      -----------

       Total expenses                                134,214          123,171
                                                 -----------      -----------

NET INVESTMENT INCOME                                 43,463          160,119
                                                 -----------      -----------

REALIZED AND UNREALIZED
   GAIN (LOSS) ON INVESTMENTS:

     Net realized (loss) gain on investments      (2,465,264)          67,198
     Net change in unrealized loss
       on investments                              2,410,718         (328,893)
                                                 -----------      -----------

         Net loss on investments                     (54,546)        (261,695)
                                                 -----------      -----------

NET DECREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                     $   (11,083)     $  (101,576)
                                                 ===========      ===========






              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (unaudited)


                                                     1998             1997
                                                 -----------      -----------
INVESTMENT INCOME:

   Income:
     Interest                                    $   381,785      $   561,495
                                                 -----------      -----------

       Total investment income                       381,785          561,495
                                                 -----------      -----------

   Expenses:
     Professional fees                               108,073           64,463
     Investment advisory fees (Note 2)                58,480           56,753
     Fund administration fees (Note 3)                59,164           59,164
     Administrative expenses (Note 3)                 34,448           34,448
     Independent General Partner fees
       and expenses (Note 4)                          30,749           21,000
     Other expenses                                   32,943           16,010
                                                 -----------      -----------

       Total expenses                                323,857          251,838
                                                 -----------      -----------

NET INVESTMENT INCOME                                 57,928          309,657
                                                 -----------      -----------

REALIZED AND UNREALIZED
   GAIN (LOSS) ON INVESTMENTS:

     Net realized (loss) gain on investments      (2,476,383)          67,198
     Net change in unrealized loss
       on investments                              2,258,204       (1,116,931)
                                                 -----------      -----------

         Net loss on investments                    (218,179)      (1,049,733)
                                                 -----------      -----------

NET DECREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                     $  (160,251)     $  (740,076)
                                                 ===========      ===========



              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (unaudited)


                                                                1998             1997
                                                            -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net decrease in net assets resulting from operations     $  (160,251)     $  (740,076)
   Adjustments to reconcile net decrease in net assets
     resulting from operations to net cash provided by
     operating activities:
       Accreted discount on portfolio investments                (8,462)         (17,702)
       Change in assets and liabilities:
         Accrued interest receivable                              3,544          (12,411)
         Other assets                                            53,390          (31,295)
         Payable to affiliates                                   20,925            6,709
         Accounts payable and accrued liabilities                (2,418)           7,467
       Net realized loss (gain) on investments                2,476,383          (67,198)
       Net change in unrealized loss
         on investments                                      (2,258,204)       1,116,931
                                                            -----------      -----------
           Net cash provided by operating activities            124,907          262,425
                                                            -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of portfolio investments                         (1,639,700)        (460,404)
   Proceeds from dispositions of portfolio investments          670,045           67,198
   Sale of temporary investments, net                         3,354,234          798,095
                                                            -----------      -----------
      Net cash provided by investing activities               2,384,579          404,889
                                                            -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Cash distributions paid to partners                       (2,169,589)        (669,624)
                                                            -----------      -----------
     Net cash used in financing activities                   (2,169,589)        (669,624)
                                                            -----------      -----------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                         339,897           (2,310)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                          276,108          234,305
                                                            -----------      -----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                            $   616,005      $   231,995
                                                            ===========      ===========

NONCASH INVESTING AND
   FINANCING ACTIVITIES:

      Investments exchanged for other investments           $ 1,360,801      $        --
                                                            ===========      ===========






              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                       STATEMENTS OF CHANGES IN NET ASSETS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1998

                    AND FOR THE YEAR ENDED DECEMBER 31, 1997
                                   (unaudited)


                                                           1998              1997
                                                      ------------      ------------
Increase in net assets resulting from operations:
   Net investment income                              $     57,928      $    831,359
   Net realized (loss) gain on investments              (2,476,383)        2,925,017
   Net change in unrealized loss
      on investments                                     2,258,204        (3,218,969)
                                                      ------------      ------------
       Net (decrease) increase in net assets
         resulting from operations                        (160,251)          537,407

Repurchase of limited partnership units                         --        (1,162,618)

Distributions to partners from -
   Net investment income                                   (57,928)         (831,359)
   Realized gain on investments                         (1,401,316)       (1,608,939)
   Return of capital                                      (704,660)         (710,627)
                                                      ------------      ------------

     Total decrease in net assets                       (2,324,155)       (3,776,136)

Net assets:

   Beginning of period                                  12,863,865        16,640,001
                                                      ------------      ------------

   End of period (including no undistributed
     net investment income)                           $ 10,539,710      $ 12,863,865
                                                      ============      ============







              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                        SELECTED PER UNIT DATA AND RATIOS
                                   (unaudited)


                                                               For the Three Months                     For the Six Months
                                                                   Ended June 30,                         Ended June 30,
                                                         ---------------------------------       ---------------------------------
                                                              1998                1997                1998                1997
                                                         -------------       -------------       -------------       -------------
Per Unit Data:

   Investment income                                     $         .17       $         .25       $         .37       $         .50
   Expenses                                                       (.13)               (.11)               (.31)               (.22)
                                                         -------------       -------------       -------------       -------------
     Net investment income                                         .04                 .14                 .06                 .28

   Net realized (loss) gain on investments                       (2.39)                .06               (2.40)                .06

   Net change in unrealized loss on
     investments                                                  2.34                (.29)               2.18               (1.00)

   Distributions declared to partners                            (1.00)               (.30)              (2.10)               (.60)
                                                         -------------       -------------       -------------       -------------

     Net decrease in net asset value                             (1.01)               (.39)              (2.26)              (1.26)

       Net asset value:
         Beginning of period                                     11.41               14.21               12.66               15.08
                                                         -------------       -------------       -------------       -------------
         End of period                                   $       10.40       $       13.82       $       10.40       $       13.82
                                                         =============       =============       =============       =============

Ratios (annualized):
   Ratio of expenses to average net assets                        4.86%               3.19%               5.56%               3.18%
   Ratio of net investment income to
     average net assets                                           1.57%               4.14%               0.99%               3.91%

Number of limited partnership units at end of period         1,020,142           1,104,881           1,020,142           1,104,881


              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998
                                   (unaudited)

1.       GENERAL

The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of FCM Fiduciary Capital Management Company ("FCM"), the Managing General Partner of Fiduciary Capital Pension Partners, L.P. (the "Fund"), necessary to fairly present the financial position of the Fund as of June 30, 1998 and the results of its operations, changes in net assets and its cash flows for the periods then ended.

These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Fund's annual audited financial statements for the year ended December 31, 1997.

2.       INVESTMENT ADVISORY FEES

As compensation for its services as investment adviser, FCM receives a subordinated monthly fee at the annual rate of 1% of the Fund's available capital, as defined in the Partnership Agreement. Investment advisory fees of $58,480 were paid by the Fund for the six months ended June 30, 1998.

3.       FUND ADMINISTRATION FEES

As compensation for its services as fund administrator, FCM receives a monthly fee at the annual rate of .45% of net proceeds available for investment, as defined in the Partnership Agreement. Fund administration fees of $59,164 were paid by the Fund for the six months ended June 30, 1998. FCM is also reimbursed, subject to various limitations, for administrative expenses incurred in providing accounting and investor services to the Fund. The Fund reimbursed FCM for administrative expenses of $34,448 for the six months ended June 30, 1998.

4.       INDEPENDENT GENERAL PARTNER FEES AND EXPENSES

As compensation for services rendered to the Fund, each of the Independent General Partners receives from the Fund and Fiduciary Capital Partners, L.P., an affiliated fund, (collectively, the "Funds") an annual fee of $30,000, payable monthly in arrears, together with all out-of-pocket expenses. Each Fund's allocation of these fees and expenses is based on the relative number of outstanding Units. Fees and expenses paid by the Fund for the six months ended June 30, 1998 totaled $30,749.

5.       COMMITMENTS AND CONTINGENCIES

LMC Commitments LMC Corporation (formerly, LMC Operating Corp.) ("LMC") is entitled to draw down a total of $1,632,960 pursuant to the terms of the Senior Subordinated Revolving Notes held by the Fund. At June 30, 1998, LMC had only drawn down $1,462,860. The remaining $170,100 was drawn down on July 14, 1998.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                                  JUNE 30, 1998
                                   (unaudited)

On August 4, 1998, the Fund purchased an additional 1,300,500 shares of LMC common stock for $650,250.

LMC Litigation On January 27, 1998, LMC Holding Co. ("LMC Holding"), which held approximately 50% of the issued and outstanding common stock of LMC on that date, commenced an action against the Fund, FCP and each of Paul Bagley, the Chairman of the Board and Chief Executive Officer of FCM, W. Duke DeGrassi, the President of FCM, and Donald R. Jackson, the Senior Vice President, Treasurer, Chief Financial Officer and Compliance Officer of FCM (collectively, the "Individual Defendants"), in their capacities as officers of FCM, in the First Judicial District Court in and for Cache County, State of Utah, entitled LMC Holding Co. v. Fiduciary Capital Partners, L.P., et al., Civil No. 98-0100077 (the "LMC Action"). LMC Holding is controlled by Paul Wallace, a director of LMC and the trustee of its discontinued pension plan. FCM believes that the LMC Action was commenced in response to an action filed by LMC against Mr. Wallace to recover for a significant underfunding of LMC's discontinued pension plan. The Fund, FCP and the Individual Defendants entered into a settlement agreement with LMC Holding, effective April 20, 1998. As part of the settlement, the Fund and FCP have been able to increase their percentage ownership of LMC in exchange for additional capital contributions. The LMC Action was subsequently dismissed with prejudice. FCM believes that the additional investment by the Fund and FCP will allow LMC to implement a business plan designed to restore it to profitability within the next few years. LMC continues to pursue its legal action against Mr. Wallace with respect to the underfunding of its discontinued pension plan.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Fund held portfolio investments in three Managed Companies and one Non-Managed Company, with an aggregate cost of approximately $8.1 million. The value of these portfolio investments, which were made from net offering proceeds and the reinvestment of proceeds from the sale of other portfolio investments, represents approximately 57.5% of the Fund's net assets. When acquired, these portfolio investments generally consisted of high-yield subordinated debt, linked with an equity participation or a comparable participation feature in middle market companies. These securities were typically issued in private placement transactions and were subject to certain restrictions on transfer or sale, thereby limiting their liquidity. A number of the portfolio companies have prepaid their subordinated debt that the Fund held. In addition, three of the portfolio companies have successfully completed initial public offerings ("IPOs") of their stock. The Fund has sold the stock it held in these three companies, except for a portion of its KEMET Corporation ("KEMET") stock.

As of June 30, 1998, the Fund's remaining assets were invested in short-term commercial paper. These funds are available to fund follow-on investments, for distribution to the partners or to fund the annual repurchase offer.

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

During April 1998, the Fund agreed to restructure and increase its aggregate investment in LMC. In the restructuring, $1,360,800 of the Fund's LMC Senior Subordinated Revolving Notes due October 31, 2000 were converted into additional LMC common stock. LMC was allowed to again draw down the $1,360,800 under the terms of the Revolving Note agreement to fund working capital requirements and to retire the $449,000 of LMC Senior Subordinated Revolving Notes due August 20, 1998, as described in the preceding paragraph. As a result of the restructuring, the Fund's percentage ownership of LMC's common stock increased from approximately 23% to approximately 40%.

During August 1998, the Fund purchased an additional 1,300,500 shares of LMC common stock for $650,250. As a result of this stock purchase, the Fund's percentage ownership of LMC's common stock increased from approximately 40% to approximately 41%.

During June 1998, the Fund sold all of its Mobile Technology, Inc. ("MTI") stock and warrants and received a distribution from the escrow account that was established during 1996 in connection with the sale of the Fund's Huntington Holdings, Inc. ("Huntington") stock. In total, the Fund received $221,045 in proceeds from these two transactions.

Other assets decreased $53,390 from $58,926 at December 31, 1997 to $5,536 at June 30, 1998. This decrease resulted primarily from the collection of a receivable from LMC for legal fees that the Fund advanced on behalf of LMC and a decrease in prepaid insurance.

During the six months ended June 30, 1998, the Fund paid cash distributions pertaining to the fourth quarter of 1997 and the first quarter of 1998, in the amounts of $1,030,446 and $1,139,142, respectively. The distribution for the fourth quarter of 1997 was equal to $1.00 per Unit for all Limited Partners. The per Unit distribution rate for the first quarter of 1998 varied between $1.00 and $1.13 depending upon the closing in which the particular Units were issued. This disproportionate cash distribution resulted from the Units being issued on different dates during 1990, and thus being entitled to differing Preferred Return amounts, as defined in the Fund's Partnership Agreement. These disproportionate distribution rates eliminated the remaining Preferred Return amounts, leaving all Units on an equal basis going forward.

The distribution for the second quarter of 1998 will be paid on August 14, 1998 at a rate of $1.00 per Unit for all Limited Partners. The Fund currently expects the distribution for the third and fourth quarters of 1998, which are payable during November 1998 and February 1999, to be made at a reduced rate of $.30 per Unit for all Limited Partners. A significant portion of the distributions made in 1998 will constitute a return of capital.

The Fund's investment period ended on December 31, 1995. Although the Fund is permitted to make additional investments in existing portfolio companies after 1995, the Fund is no longer permitted to acquire investments in new portfolio companies. This impacts the amount of the Fund's quarterly distributions because all proceeds from dispositions or maturities of investments are distributed to investors, except to the extent the cash is needed to fund the annual repurchase offer or to fund any follow-on investments in existing portfolio companies. The increase in the quarterly distribution rate during 1997 and 1998 represents a distribution of the proceeds from dispositions or maturities of investments during 1997 and 1998.

RESULTS OF OPERATIONS

Investment Income and Expenses

The Fund's net investment income was $43,463 for the three months ended June 30, 1998 as compared to net investment income of $160,119 for the corresponding period of the prior year. Net investment income per limited partnership unit decreased from $.14 to $.04 and the ratio of net investment income to average net assets decreased from 4.14% to 1.57% for the three months ended June 30, 1998 as compared to the corresponding period of the prior year.

The Fund's net investment income was $57,928 for the six months ended June 30, 1998 as compared to net investment income of $309,657 for the corresponding period of the prior year. Net investment income per limited partnership unit decreased from $.28 to $.06 and the ratio of net investment income to average net assets decreased from 3.91% to 0.99% for the six months ended June 30, 1998 as compared to the corresponding period of the prior year.

Net investment income for both the three and six month periods ended June 30, 1998 decreased as a result of both a decrease in investment income and an increase in total expenses.

Investment income decreased $105,613 and $179,710, or 37.3% and 32.0%, for the three and six month periods ended June 30, 1998, as compared to the corresponding periods of the prior year. These decreases resulted primarily from the prepayment of the Fund's Elgin National Industries Inc. subordinated debt investment during November 1997. The Fund's total investments also decreased as a result of the Fund's repurchase of 7.51% of its Units during the fourth quarter of 1997. The negative effect of these items was partially offset by increases in interest income earned on temporary investments and on the LMC follow-on investments that were acquired during 1997 and 1998.

Total expenses increased $11,043 and $72,019, or 9.0% and 28.6%, for the three and six month periods ended June 30, 1998 as compared to the corresponding periods of the prior year. These increases resulted primarily from increases in professional fees, Independent General Partner fees and expenses and other expenses.

Independent General Partner fees and expenses increased because one of the Fund's three Independent General Partners resigned during the fourth quarter of 1996 and was not replaced until July 1997. The increase in professional fees was primarily the result of legal fees incurred during 1998 in connection with the LMC litigation. Other expenses increased primarily as a result of insurance expense associated with a new liability insurance policy for the Fund's general partners that was initially purchased during September 1997.

The investment advisory fees paid to FCM increased during the first quarter of 1998 as compared to the corresponding period of the prior year as a result of the direct receipt by FCM of consulting fees from LMC during the first quarter of 1997. Pursuant to the terms of the Fund's investment advisory agreement with FCM, the investment advisory fees payable to FCM by the Fund are reduced by the amount of any fees that FCM receives directly from any of the Fund's portfolio companies. The effect of the decrease (to zero) in the amount of LMC consulting fees received by FCM during 1998 was partially offset by the effect of the repurchase of Units by the Fund during the fourth quarter of 1997 and the realization of additional losses with respect to the Fund's investment in Canadian's Holdings, Inc. and its subsidiary ("Canadian's"). Both the repurchase of Units and the realization of the Canadian's loss decreased the amount of the Fund's available capital (as defined in the Partnership Agreement), which is the base with respect to which the investment advisory fees are calculated.

The investment advisory fees decreased $9,357, or 25.0%, during the second quarter as compared to the corresponding period of the prior year. The comparative reversal from the first quarter resulted primarily from (i) the fact that FCM received no consulting fees from LMC during the second quarter of 1997, and (ii) the losses realized by the Fund during the second quarter of 1998 with respect to the MTI, Atlas Environmental, Inc. ("Atlas") and AR Accessories Group, Inc. ("ARA") portfolio investments. As noted above, realized losses decrease the amount of the Fund's available capital (as defined in the Partnership Agreement), which is the base with respect to which the investment advisory fees are calculated.

Net Realized Gain (Loss) on Investments

The Fund owned an equity position in ARA (formerly known as Amity Leather Products Co.) since 1992. This equity position was acquired in connection with a subordinated debt investment, which ARA prepaid during 1994.

ARA reported significantly reduced earnings and cash flows from operations during 1997. During February 1998, ARA hired a crisis manager to assist it in addressing continuing significant declines in the company's sales and profits. The hiring of this crisis manager was precipitated by ARA's lenders, who notified ARA of defaults under its credit lines and demanded that ARA repay overadvances that were made during 1997. The Fund was notified that ARA was considering a number of options for solving these problems, including a possible bankruptcy filing and the sale of the company, or certain of its operations.

ARA filed for bankruptcy protection during March 1998. ARA's assets were liquidated at auction during May 1998, with the proceeds from the sale satisfying only a portion of ARA's debt. The $311,989 cost of the Fund's equity investment in ARA was written off as a realized loss during May 1998.

On June 1, 1998, the Fund received $158,043 from the sale of its MTI common stock and warrants. This amount represents approximately 95% of the sales proceeds that the company expected the sellers to receive from the sale. The remaining 5%, or approximately $8,000, is being held in escrow pending the resolution of a dispute over whether the sellers or the buyer should receive the benefit of warrant exercise proceeds. The Fund recorded a realized loss of $79,584 from this sale. The Fund will record a reduction of the realized loss if, and when, it actually receives a distribution of any of the escrowed funds.

The Fund's Huntington stock was sold for cash during February 1996. The Fund's share of the sales proceeds totaled $1,247,229, of which $1,089,896 was received during February 1996. The balance of the sales proceeds were held in escrow to pay various transaction expenses, to fund contingent purchase price adjustments and as collateral for potential claims of the buyer with respect to representations made by the selling shareholders, including the Fund. An agreement was recently reached with the buyer with regard to purchase price adjustments and other claims. The Fund received additional distributions of $16,439, $67,198 and $63,001 during September 1996, May 1997 and June 1998, respectively. The Fund's share of the remaining escrow balance is approximately $1,000. The Fund recognized realized gains of $1,020,657, $67,198 and $63,001 from this transaction during 1996, 1997 and 1998, respectively.

The companies that Atlas acquired during 1996 with the proceeds of the Fund's subordinated debt investment did not perform as well as expected. As a result, Atlas defaulted on certain financial covenants in its agreements with its senior lender and with the Fund. The senior lender, the Bank of New York, reacted to the covenant defaults by limiting Atlas' availability under its revolving credit facility and by instructing Atlas not to pay the quarterly interest payments that were due on the Fund's subordinated debt, beginning in July 1996.

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

As a result of these developments, the Fund stopped accruing interest on its Atlas investment during April 1996 and recorded writedowns of $979,776 and $2,243,103 during 1996 and 1997, respectively, in the carrying value of the investment. The remaining carrying value of the Fund's Atlas investment as of December 31, 1997 was $2.

On June 3, 1998, the Fund exchanged its Atlas subordinated notes and warrants for 821,376 shares of WasteMasters, Inc. ("WMI") common sock. WMI is an Atlanta, Georgia based waste management company that has recently announced an aggressive acquisition program.

Pursuant to the terms of the exchange agreement, the Fund is prohibited from selling its WMI common stock for 24 months. In addition, the Fund granted the entity acquiring the Fund's Atlas securities a call on the Fund's WMI common stock during the 24 month lock up period and a right of first refusal thereafter, both of which are priced at $11.25 per share.

The WMI common stock, which trades on the NASDAQ Small Cap Market System ("WAST") closed at $1.78 and $2.01 (an average of the closing bid and ask prices) on June 3, 1998 and June 30, 1998, respectively. Based on these prices, the Fund's WMI had trading values of $1,462,049 on the date of the exchange (June 3, 1998) and $1,650,966 on June 30, 1998. However, due to a number of factors, including the speculative nature of the WMI stock, the two year lock up period and the relative size of the Fund's stock position, FCM decided to carry the WMI stock at the same nominal value that the Atlas securities had previously been carried by the Fund. The 52 week low for the WMI common stock is $0.25 per share and the current price (August 12, 1998) is $1.125.

The Fund recorded a realized loss of $2,125,574 on the exchange, which is equal to the amount of the loss which the Fund expects to claim for income tax purposes from the disposition of the Atlas securities. The balance of the unrealized loss previously recorded by the Fund with respect to the Atlas securities continues to be carried by the Fund as an unrealized loss.

The Fund is continuing to accrue an interest reserve with respect to the potential Canadian's sales tax at a 12% annualized rate, or $11,119 and $22,238, respectively for the three and six month periods ended June 30, 1998. These amounts are recorded as realized losses in the Fund's Statements of Operations.

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

The net increase in unrealized loss on investments during the three and six month periods ended June 30, 1998 and the cumulative net unrealized loss on investments as of June 30, 1998 consisted of the following components:

                                                     Unrealized Gain (Loss) Recorded
                                          -----------------------------------------------------
                                          During the Three  During the Six
                                           Months Ended      Months Ended              As of
          Portfolio Company                June 30, 1998      June 30, 1998        June 30, 1998
------------------------------------      ----------------  ---------------        -------------
Unrealized losses recorded during
   prior periods with respect to
   investments disposed of during
   the period                               $ 3,630,508        $ 3,497,448          $        --
KEMET                                          (122,484)          (141,938)             295,161
LMC                                                  --                 --             (741,920)
WMI                                          (1,097,306)        (1,097,306)          (1,097,306)
                                            -----------        -----------          -----------
                                            $ 2,410,718        $ 2,258,204          $(1,544,065)
                                            ===========        ===========          ===========

KEMET completed an IPO of its common stock during 1992. The stock, which trades on the NASDAQ National Market System, closed at $13.15625 (an average of the closing bid and ask prices) on June 30, 1998. This price is down from the closing prices of $18.46875 and $19.3125 on March 31, 1998 and December 31, 1997, respectively. Based on the $13.15625 closing trading price of the common stock, the 23,056 shares of common stock that the Fund held at June 30, 1998 had a market value of $303,331.

See "Net Realized Gain (Loss) on Investments" for a discussion of the unrealized loss on the Fund's WMI stock investment.

FCM continually monitors both the Fund's portfolio companies and the markets, and continually evaluates the decision to hold or sell its traded securities.

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

On January 27, 1998, LMC Holding Co. ("LMC Holding"), which held approximately 50% of the issued and outstanding common stock of LMC on that date, commenced an action against the Fund, FCP and each of Paul Bagley, the Chairman of the Board and Chief Executive Officer of FCM, W. Duke DeGrassi, the President of FCM, and Donald R. Jackson, the Senior Vice President, Treasurer, Chief Financial Officer and Compliance Officer of FCM (collectively, the "Individual Defendants"), in their capacities as officers of FCM, in the First Judicial District Court in and for Cache County, State of Utah, entitled LMC Holding Co. v. Fiduciary Capital Partners, L.P., et al., Civil No. 98-0100077 (the "LMC Action"). LMC Holding is controlled by Paul Wallace, a director of LMC and the trustee of its discontinued pension plan. FCM believes that the LMC Action was commenced in response to an action filed by LMC against Mr. Wallace to recover for a significant underfunding of LMC's discontinued pension plan. The Fund, FCP and the Individual Defendants entered into a settlement agreement with LMC Holding, effective April 20, 1998. As part of the settlement, the Fund and FCP have been able to increase their percentage ownership of LMC in exchange for additional capital contributions. The LMC Action was subsequently dismissed with prejudice. FCM believes that the additional investment by the Fund and FCP will allow LMC to implement a business plan designed to restore it to profitability within the next few years. LMC continues to pursue its legal action against Mr.
Wallace with respect to the underfunding of its discontinued pension plan.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits and Reports to be filed:

Exhibit No.       Description

     11.1 Statement of Computation of Net Investment Income Per Limited Partnership Unit.

     19.1         Reports Furnished to Securities Holders.

     27.1         Financial Data Schedule.


(b) The Registrant did not file any reports on Form 8-K during the second quarter of the fiscal year ending December 31, 1998.

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

                                Fiduciary Capital Pension Partners, L.P.
                                (Registrant)


                                By: FCM Fiduciary Capital Management Company
                                    Managing General Partner




Date:  August 13, 1998          By:        /s/ Donald R. Jackson
                                           ---------------------
                                           Donald R. Jackson
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