Form 10-Q
period 1998-09-30
FIDUCIARY CAPITAL PENSION PARTNERS L P
filed 1998-11-10
CIK 841688

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1998
                               -----------------------

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ---------------------

Commission file number  0-17738
                      -----------


                    Fiduciary Capital Pension Partners, L.P.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Delaware                                                86-0653603
-----------------------                                     --------------------
(State of organization)                                       (I.R.S. Employer
                                                             Identification No.)



    410 17th Street
       Suite 400
   Denver, Colorado                                               80202
---------------------                                          ----------
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

                    Fiduciary Capital Pension Partners, L.P.
                      Quarterly Report on Form 10-Q for the
                        Quarter Ended September 30, 1998


                                Table of Contents

                                                                           Page
                                                                           ----
Part I.   FINANCIAL INFORMATION

          Item 1.    Financial Statements (unaudited)                       3

                     Schedule of Investments -
                     September 30, 1998                                     3

                     Balance Sheets - September 30, 1998 and
                     December 31, 1997                                      5

                     Statements of Operations for the three months
                     ended September 30, 1998 and 1997                      6

                     Statements of Operations for the nine months
                     ended September 30, 1998 and 1997                      7

                     Statements of Cash Flows for the nine months
                     ended September 30, 1998 and 1997                      8

                     Statements of Changes in Net Assets for
                     the nine months ended September 30, 1998
                     and for the year ended December 31, 1997               9

                     Selected Per Unit Data and Ratios                     10

                     Notes to Financial Statements                         11

          Item 2.    Management's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations                                            13

Part II.  OTHER INFORMATION

          Item 1.    Legal Proceedings                                     20

          Item 6.    Exhibits and Reports on Form 8-K                      20

                          Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements


                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                             SCHEDULE OF INVESTMENTS

                               SEPTEMBER 30, 1998
                                   (unaudited)

-----------------------------------------------------------------------------------------------------------------
Principal
Amount/                                              Investment          Amortized                    % of Total
Shares              Investment                          Date               Cost          Value        Investments
-----------------------------------------------------------------------------------------------------------------
MANAGED COMPANIES:

23,056 sh.          KEMET Corporation,
                    Common Stock(1)*                 07/11/91          $     8,170    $   259,380
-----------------------------------------------------------------------------------------------------------------
                                                                             8,170        259,380        2.5%
-----------------------------------------------------------------------------------------------------------------
$1,338,120          LMC Corporation, 12.00%
                    Senior Subordinated              11/01/96
                    Revolving Notes                   through
                    due 10/31/00 (Note 5)            09/23/98            1,338,120      1,338,120

239,600 sh.         LMC Corporation, 7.00%
                    Cumulative Redeemable
                    Preferred Stock*                 06/10/94            2,389,210      2,389,210

4,476,500 sh.       LMC Corporation,                 02/09/96
                    Common Stock*                     through
                                                     08/05/98            2,465,449      1,723,529
49.72 sh.           LMC Credit Corp.,
                    Common Stock*                    02/09/96                    1              1
-----------------------------------------------------------------------------------------------------------------
                                                                         6,192,780      5,450,860       52.4
-----------------------------------------------------------------------------------------------------------------
$1,290,000          R.B.M. Precision Metal
                    Products, Inc., 13.00%
                    Senior Subordinated
                    Secured Notes due
                    5/24/02(2)                       05/24/95            1,239,095        991,276

9,772.7 sh.         R.B.M. Precision Metal
                    Products, Inc., Warrants to
                    Purchase Common Stock*           05/24/95               73,295              1
-----------------------------------------------------------------------------------------------------------------
                                                                         1,312,390        991,277        9.5
-----------------------------------------------------------------------------------------------------------------
     Total Investments in Managed Companies (67.8% of net assets)        7,513,340      6,701,517       64.4
-----------------------------------------------------------------------------------------------------------------

NON-MANAGED COMPANY:

821,376 sh.         WasteMasters, Inc.,
                    Common Stock(3)*                 06/03/98            1,097,307              1
-----------------------------------------------------------------------------------------------------------------
     Total Investment in Non-Managed Company (0.0% of  net assets)       1,097,307              1        0.0
-----------------------------------------------------------------------------------------------------------------



              The accompanying notes to financial statements are an
                        integral part of this schedule.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                               SEPTEMBER 30, 1998
                                   (unaudited)

-----------------------------------------------------------------------------------------------------------------
Principal
Amount/                                            Investment            Amortized                   % of Total
Shares              Investment                        Date                 Cost            Value     Investments
-----------------------------------------------------------------------------------------------------------------

TEMPORARY INVESTMENTS:

$3,700,000          American Express Credit Corp.,
                    5.26% Notes due 10/2/98          09/15/98            3,699,461      3,699,461
-----------------------------------------------------------------------------------------------------------------
  Total Temporary Investments (37.4% of net assets)                      3,699,461      3,699,461       35.6
-----------------------------------------------------------------------------------------------------------------
  Total Investments (105.2% of net assets)                             $12,310,108    $10,400,979      100.0%
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

                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                   (unaudited)

                                                      1998             1997
                                                  ------------     ------------
ASSETS:

  Investments:
     Portfolio investments, at value:
        Managed companies (amortized cost -
          $7,513,340 and $9,556,695,
          respectively)                           $  6,701,517     $  5,754,426
     Non-managed company (amortized cost -
          $1,097,307)                                        1               --
     Temporary investments, at amortized cost        3,699,461        8,194,820
                                                  ------------     ------------
        Total investments                           10,400,979       13,949,246
  Cash and cash equivalents                            193,653          276,108
  Accrued interest receivable                           60,926           67,964
  Other assets                                          31,099           58,926
                                                  ------------     ------------
     Total assets                                 $ 10,686,657     $ 14,352,244
                                                  ============     ============

LIABILITIES:

  Payable to affiliates (Notes 2, 3 and 4)        $     35,576     $     33,796
  Accounts payable and accrued liabilities             458,926          424,137
  Distributions payable to partners                    309,134        1,030,446
                                                  ------------     ------------

     Total liabilities                                 803,636        1,488,379
                                                  ------------     ------------

COMMITMENTS AND CONTINGENCIES (Note 5)

NET ASSETS:

  Managing General Partner                             (72,790)         (49,360)
  Limited Partners (equivalent to $9.76
     and $12.66, respectively, per limited
     partnership unit based on 1,020,142
     units outstanding)                              9,955,811       12,913,225
                                                  ------------     ------------

        Net assets                                   9,883,021       12,863,865
                                                  ------------     ------------

          Total liabilities and net assets        $ 10,686,657     $ 14,352,244
                                                  ============     ============


              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (unaudited)

                                                          1998           1997
                                                       ---------      ---------
INVESTMENT INCOME:

   Income:
     Interest                                          $ 150,238      $ 298,669
                                                       ---------      ---------

       Total investment income                           150,238        298,669
                                                       ---------      ---------

   Expenses:
     Professional fees                                    22,212         60,746
     Investment advisory fees (Note 2)                    22,501         32,913
     Fund administration fees (Note 3)                    29,581         29,581
     Administrative expenses (Note 3)                     17,223         17,223
     Independent General Partner fees
       and expenses (Note 4)                              10,725         15,586
     Other expenses                                       20,339          8,856
                                                       ---------      ---------

       Total expenses                                    122,581        164,905
                                                       ---------      ---------

NET INVESTMENT INCOME                                     27,657        133,764
                                                       ---------      ---------

REALIZED AND UNREALIZED
   GAIN (LOSS) ON INVESTMENTS:

     Net realized (loss) gain on investments             (10,148)       888,114
     Net change in unrealized loss
       on investments                                   (365,064)      (352,780)
                                                       ---------      ---------

         Net (loss) gain on investments                 (375,212)       535,334
                                                       ---------      ---------

NET (DECREASE) INCREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                           $(347,555)     $ 669,098
                                                       =========      =========


              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (unaudited)

                                                        1998            1997
                                                    -----------     -----------
INVESTMENT INCOME:

   Income:
     Interest                                       $   532,023     $   860,164
                                                    -----------     -----------

       Total investment income                          532,023         860,164
                                                    -----------     -----------

   Expenses:
     Professional fees                                  130,285         125,209
     Investment advisory fees (Note 2)                   80,981          89,666
     Fund administration fees (Note 3)                   88,745          88,745
     Administrative expenses (Note 3)                    51,671          51,671
     Independent General Partner fees
       and expenses (Note 4)                             41,474          36,586
     Other expenses                                      53,282          24,866
                                                    -----------     -----------

       Total expenses                                   446,438         416,743
                                                    -----------     -----------

NET INVESTMENT INCOME                                    85,585         443,421
                                                    -----------     -----------

REALIZED AND UNREALIZED
   GAIN (LOSS) ON INVESTMENTS:

     Net realized (loss) gain on investments         (2,486,531)        955,312
     Net change in unrealized loss
       on investments                                 1,893,140      (1,469,711)
                                                    -----------     -----------

         Net loss on investments                       (593,391)       (514,399)
                                                    -----------     -----------

NET DECREASE IN NET ASSET
   RESULTING FROM OPERATIONS                        $  (507,806)    $   (70,978)
                                                    ===========     ===========


              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (unaudited)

                                                               1998            1997
                                                           -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net decrease in net assets resulting from operations    $  (507,806)    $   (70,978)
   Adjustments to reconcile net decrease in net assets
     resulting from operations to net cash provided by
     operating activities:
       Accreted discount on portfolio investments              (12,932)        (27,028)
       Change in assets and liabilities:
         Accrued interest receivable                             7,038         (31,392)
         Other assets                                           27,827         (26,579)
         Payable to affiliates                                   1,780          29,808
         Accounts payable and accrued liabilities                1,433          (2,556)
       Net realized loss (gain) on investments               2,486,531        (955,312)
       Net change on unrealized loss
         on investments                                     (1,893,140)      1,469,711
                                                           -----------     -----------
           Net cash provided by operating activities           110,731         385,674
                                                           -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of portfolio investments                        (2,618,810)       (786,996)
   Proceeds from dispositions of portfolio investments       1,124,615       1,245,348
   Sale of temporary investments, net                        4,495,359         197,761
                                                           -----------     -----------
      Net cash provided by investing activities              3,001,164         656,113
                                                           -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Cash distributions paid to partners                      (3,194,350)     (1,004,437)
                                                           -----------     -----------
     Net cash used in financing activities                  (3,194,350)     (1,004,437)
                                                           -----------     -----------

NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                            (82,455)         37,350

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                         276,108         234,305
                                                           -----------     -----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                           $   193,653     $   271,655
                                                           ===========     ===========

NONCASH INVESTING AND
   FINANCING ACTIVITIES:
      Investments exchanged for other investments          $ 1,360,801     $        --
                                                           ===========     ===========



              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L. P.

                       STATEMENTS OF CHANGES IN NET ASSETS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                    AND FOR THE YEAR ENDED DECEMBER 31, 1997
                                   (unaudited)


                                                         1998             1997
                                                     ------------     ------------
Increase in net assets resulting from operations:
   Net investment income                             $     85,585     $    831,359
   Net realized (loss) gain on investments             (2,486,531)       2,925,017
   Net change in unrealized loss
      on investments                                    1,893,140       (3,218,969)
                                                     ------------     ------------
       Net (decrease) increase in net assets
         resulting from operations                       (507,806)         537,407

Repurchase of limited partnership units                        --       (1,162,618)

Distributions to partners from -
   Net investment income                                  (85,585)        (831,359)
   Realized gain on investments                        (1,402,287)      (1,608,939)
   Return of capital                                     (985,166)        (710,627)
                                                     ------------     ------------

     Total decrease in net assets                      (2,980,844)      (3,776,136)

Net assets:

   Beginning of period                                 12,863,865       16,640,001
                                                     ------------     ------------

   End of period (including no undistributed
     net investment income)                          $  9,883,021     $ 12,863,865
                                                     ============     ============



              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                        SELECTED PER UNIT DATA AND RATIOS
                                   (unaudited)

                                                           For the Three Months              For the Nine Months
                                                            Ended September 30,               Ended September 30,
                                                        ----------------------------     -----------------------------
                                                            1998            1997              1998           1997
Per Unit Data:

   Investment income                                    $       .15      $       .27      $       .51      $       .77
   Expenses                                                    (.12)            (.15)            (.43)            (.37)
                                                        -----------      -----------      -----------      -----------
     Net investment income                                      .03              .12              .08              .40

   Net realized (loss) gain on investments                     (.01)             .80            (2.41)             .86

   Net change in unrealized loss
     on investments                                            (.36)            (.32)            1.84            (1.32)

   Distributions declared to partners                          (.30)           (1.30)           (2.41)           (1.90)
                                                        -----------      -----------      -----------      -----------

     Net decrease in net asset value                           (.64)            (.70)           (2.90)           (1.96)
         Net asset value:
         Beginning of period                                  10.40            13.82            12.66            15.08
                                                        -----------      -----------      -----------      -----------
         End of period                                  $      9.76      $     13.12      $      9.76      $     13.12
                                                        ===========      ===========      ===========      ===========

Ratios (annualized):
   Ratio of expenses to average net assets                     4.80%            4.45%            5.31%            3.58%
   Ratio of net investment income to
     average net assets                                        1.08%            3.61%            1.02%            3.81%

Number of limited partnership units at end of period      1,020,142        1,104,881        1,020,142        1,104,881



              The accompanying notes to financial statements are an
            integral part of these selected per unit data and ratios.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                               SEPTEMBER 30, 1998
                                   (unaudited)

1.   GENERAL

The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of FCM Fiduciary Capital Management Company ("FCM"), the Managing General Partner of Fiduciary Capital Pension Partners, L. P. (the "Fund"), necessary to fairly present the financial position of the Fund as of September 30, 1998 and the results of its operations, changes in net assets and its cash flows for the periods then ended.

These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Fund's annual audited financial statements for the year ended December 31, 1997.

2.   INVESTMENT ADVISORY FEES

As compensation for its services as investment adviser, FCM receives a subordinated monthly fee at the annual rate of 1% of the Fund's available capital, as defined in the Partnership Agreement. Investment advisory fees of $80,981 were paid by the Fund for the nine months ended September 30, 1998.


3.   FUND ADMINISTRATION FEES

As compensation for its services as fund administrator, FCM receives a monthly fee at the annual rate of .45% of net proceeds available for investment, as defined in the Partnership Agreement. Fund administration fees of $88,745 were paid by the Fund for the nine months ended September 30, 1998. FCM is also reimbursed, subject to various limitations, for administrative expenses incurred in providing accounting and investor services to the Fund. The Fund reimbursed FCM for administrative expenses of $51,671 for the nine months ended September 30, 1998.

4.   INDEPENDENT GENERAL PARTNER FEES AND EXPENSES

As compensation for services rendered to the Fund, each of the Independent General Partners receives from the Fund and Fiduciary Capital Partners, L. P., an affiliated fund, (collectively, the "Funds") an annual fee of $30,000, payable monthly in arrears, together with all out-of-pocket expenses. Each Fund's allocation of these fees and expenses is based on the relative number of outstanding Units. Fees and expenses paid by the Fund for the nine months ended September 30, 1998 totaled $41,474.

5.   COMMITMENTS AND CONTINGENCIES

LMC Commitment LMC Corporation (formerly, LMC Operating Corp.) ("LMC") is entitled to draw down a total of $1,632,960 pursuant to the terms of the Senior Subordinated Revolving Notes held by the Fund. At September 30, 1998, LMC had drawn down $1,338,120.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L. P.

                               SEPTEMBER 30, 1998
                                   (unaudited)

LMC Litigation On December 23, 1997, LMC commenced an action against Paul Wallace, a director of LMC and the trustee of its discontinued pension plan, in an effort to recover for a significant underfunding of LMC's discontinued pension plan. On January 27, 1998, LMC Holding Co. ("LMC Holding"), which held approximately 50% of the issued and outstanding common stock of LMC on that date, commenced an action against the Fund, FCP and each of Paul Bagley, the Chairman of the Board and Chief Executive Officer of FCM, W. Duke DeGrassi, the President of FCM, and Donald R. Jackson, the Senior Vice President, Treasurer, Chief Financial Officer and Compliance Officer of FCM (collectively, the "Individual Defendants"), in their capacities as officers of FCM, in the First Judicial District Court in and for Cache County, State of Utah, entitled LMC Holding Co. v. Fiduciary Capital Partners, L.P., et al., Civil No. 98-0100077 (the "LMC Action"). LMC Holding is controlled by Paul Wallace. FCM believes that the LMC Action was commenced in response to the action previously filed by LMC against Mr. Wallace. The Fund, FCP and the Individual Defendants entered into a settlement agreement with LMC Holding, effective April 20, 1998. As part of the settlement, the Fund and FCP have been able to increase their percentage ownership of LMC in exchange for additional capital contributions. The LMC Action was subsequently dismissed with prejudice. FCM believes that the additional investment by the Fund and FCP will allow LMC to implement a business plan designed to restore it to profitability within the next few years. LMC continues to pursue its legal action against Mr. Wallace with respect to the underfunding of its discontinued pension plan.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Fund held portfolio investments in three Managed Companies and one Non-Managed Company, with an aggregate cost of approximately $8.6 million. The value of these portfolio investments, which were made from net offering proceeds and the reinvestment of proceeds from the sale of other portfolio investments, represents approximately 67.8% of the Fund's net assets. When acquired, these portfolio investments generally consisted of high-yield subordinated debt, linked with an equity participation or a comparable participation feature in middle market companies. These securities were typically issued in private placement transactions and were subject to certain restrictions on transfer or sale, thereby limiting their liquidity.

A number of the portfolio companies have prepaid their subordinated debt that the Fund held. In addition, three of the portfolio companies have successfully completed initial public offerings ("IPOs") of their stock. The Fund has sold the stock it held in these three companies, except for a portion of its KEMET Corporation ("KEMET") stock.

As of September 30, 1998, the Fund's remaining assets were invested in short-term commercial paper. These funds are available to fund the annual repurchase offer, to fund follow-on investments in existing portfolio companies, to pay Fund expenses and for distribution to the partners.

Pursuant to the terms of the Fund's periodic unit repurchase policy, the Fund will annually offer to purchase from its Limited Partners up to 7.5% of its outstanding Units for an amount equal to the current net asset value per Unit, net of a fee (not to exceed 2%) to be retained by the Fund to offset expenses incurred in connection with the repurchase offer. If the number of tendered Units in any year exceeds 7.5% of the outstanding Units, the Fund's General Partners may vote to repurchase up to an additional 2% of the outstanding Units. The 1998 repurchase offer was mailed to the Limited Partners during October 1998. The actual redemption of tendered Units will occur on November 20, 1998.

During February 1998, the Fund agreed to purchase $449,000 of LMC's Senior Subordinated Revolving Notes due August 20, 1998. This investment was funded during February and March 1998.

During April 1998, the Fund agreed to restructure and increase its aggregate investment in LMC. In the restructuring, $1,360,800 of the Fund's LMC Senior Subordinated Revolving Notes due October 31, 2000 were converted into additional LMC common stock. This left LMC with the ability to reborrow the $1,360,800. As of September 30, 1998, LMC has drawn down $1,338,120 of the $1,360,800 under the terms of the Revolving Note agreement to fund working capital requirements and to retire the $449,000 of LMC Senior Subordinated Revolving Notes due August 20, 1998, as described in the preceding paragraph. As a result of the restructuring, the Fund's percentage ownership of LMC's common stock increased from approximately 23% to approximately 40%.

During August 1998, the Fund purchased an additional 1,300,500 shares of LMC common stock for $650,250. As a result of this stock purchase, the Fund's percentage ownership of LMC's common stock increased from approximately 40% to approximately 41%.

During the nine months ended September 30, 1998, the Fund sold all of its Mobile Technology, Inc. ("MTI") stock and warrants and received two distributions from the escrow account that was established during 1996 in connection with the sale of the Fund's Huntington Holdings, Inc. ("Huntington") stock. In total, the Fund received $222,016 in proceeds from these transactions.

Other assets decreased $27,827 from $58,926 at December 31, 1997 to $31,099 at September 30, 1998. This decrease resulted primarily from the collection of a receivable from LMC for legal fees that the Fund advanced on behalf of LMC.

Distributions payable to partners decreased $721,312, from $1,030,446 at December 31, 1997 to $309,134 at September 30, 1998. This decrease resulted from a decrease in the quarterly distribution rate from $1.00 per Unit for the fourth quarter of 1997 to $.30 per Unit for the third quarter of 1998.

During the nine months ended September 30, 1998, the Fund paid cash distributions pertaining to the fourth quarter of 1997 and the first and second quarters of 1998, in the amounts of $1,030,446, $1,139,142 and $1,024,761, respectively. The distribution for the fourth quarter of 1997 and the second quarter of 1998 was equal to $1.00 per Unit for all Limited Partners. The per Unit distribution rate for the first quarter of 1998 varied between $1.00 and $1.13 depending upon the closing in which the particular Units were issued. This disproportionate cash distribution resulted from the Units being issued on different dates during 1990, and thus being entitled to differing Preferred Return amounts, as defined in the Fund's Partnership Agreement. These disproportionate distribution rates eliminated the remaining Preferred Return amounts, leaving all Units on an equal basis going forward.

The distribution for the third quarter of 1998 will be paid on November 13, 1998 at a rate of $.30 per Unit for all Limited Partners. The Fund currently expects the distribution for the fourth quarter of 1998, which is payable during February 1999, to also be made at a rate of $.30 per Unit for all Limited Partners. A significant portion of the 1998 distributions constitute a return of capital.

The Fund's investment period ended on December 31, 1995. Although the Fund is permitted to make additional investments in existing portfolio companies after 1995, the Fund is no longer permitted to acquire investments in new portfolio companies. Consequently, the Fund is now in a liquidation mode. Since the middle of 1997, the Fund has liquidated its investments in Neodata Corporation, Elgin National Industries, Inc. and MTI. In this same period, the Fund has distributed to Limited Partners approximately $4.43 per Unit, with the cash coming in large part from the liquidation of these investments. At the present time, the Fund has only four remaining investments: LMC, R.B.M. Precision Metal Products, Inc. ("RBM"), KEMET and WasteMasters, Inc. ("WMI"). By far the Fund's largest remaining investment is in LMC, of which a large portion consists of that company's common stock and only a small amount is subordinated debt which generates current income. KEMET and WMI are publicly-traded companies and the Fund's investment in these companies consists solely of common stock.

FCM believes it is unlikely that the investments in LMC and RBM will be liquidated in the next year and therefore the Fund will likely not have sufficient cash to make regular quarterly distributions throughout 1999. Considering this situation, FCM recognizes the need to expedite the liquidation of the Fund and has been investigating a number of alternative measures which would allow the Fund to be liquidated even before the LMC and RBM investments can be liquidated. We expect to have a plan formulated within the next few months and would then distribute a proxy to the Limited Partners which would describe the plan and solicit Limited Partner approval.

RESULTS OF OPERATIONS

Investment Income and Expenses


The Fund's net investment income was $27,657 for the three months ended September 30, 1998 as compared to net investment income of $133,764 for the corresponding period of the prior year. Net investment income per limited partnership unit decreased from $.12 to $.03 and the ratio of net investment income to average net assets decreased from 3.61% to 1.08% for the three months ended September 30, 1998 as compared to the corresponding period of the prior year.

The Fund's net investment income was $85,585 for the nine months ended September 30, 1998 as compared to net investment income of $443,421 for the corresponding period of the prior year. Net investment income per limited partnership unit decreased from $.40 to $.08 and the ratio of net investment income to average net assets decreased from 3.81% to 1.02% for the nine months ended September 30, 1998 as compared to the corresponding period of the prior year.

Net investment income for both the three and nine month periods ended September 30, 1998 decreased primarily as a result of a decrease in investment income as compared to the corresponding periods of the prior year.

Investment income decreased $148,431 and $328,141, or 49.7% and 38.1%, for the three and nine month periods ended September 30, 1998, as compared to the corresponding periods of the prior year. These decreases resulted primarily from the prepayment of the Fund's Elgin National Industries Inc. subordinated debt investment during November 1997. The Fund's total investments also decreased as a result of the Fund's repurchase of 7.67% of its Units during the fourth quarter of 1997. The negative effect of these items was partially offset by increases in interest income earned on temporary investments and on the LMC follow-on investments that were acquired during 1997 and 1998.

Total expenses decreased $42,324, or 25.7%, for the three months ended September 30, 1998, as compared to the corresponding period of the prior year. This decrease resulted primarily from decreases in professional fees, investment advisory fees and Independent General Partner fees and expenses. These decreases were partially offset by an increase in other expenses.

Total expenses increased $29,695, or 7.1%, for the nine months ended September 30, 1998, as compared to the corresponding period of the prior year. This increase resulted primarily from increases in other expenses, professional fees and Independent General Partner fees and expenses. The negative effect of these items was partially offset by a decrease in investment advisory fees.

Professional fees decreased during the three months ended September 30, 1998 as compared to the corresponding period of the prior year, primarily because of fees incurred during the prior year in connection with the Fund's analysis of an abandoned proposal, pursuant to which the Fund's Units would have been exchanged for shares in a newly-formed Delaware Business Trust. Professional fees increased slightly for the nine months ended September 30, 1998 as compared to the corresponding period of the prior year. The decrease discussed above with respect the three months ended September 30, 1998, was more than offset by legal fees incurred during the first six months of 1998 in connection with the LMC litigation.

The investment advisory fees decreased during the three and nine month periods ended September 30, 1998 as compared to the corresponding periods of the prior year. These decreases resulted primarily from the effect of the repurchase of Units during the fourth quarter of 1997 and losses realized by the Fund during the second quarter of 1998 with respect to the MTI, Atlas Environmental, Inc. ("Atlas") and AR Accessories Group, Inc. ("ARA") portfolio investments. Both the repurchase of the Units and the realization of the losses decreased the amount of the Fund's available capital (as defined in the Partnership Agreement), which is the base with respect to which the investment advisory fees are calculated.

Independent General Partner fees and expenses decreased during the three months ended September 30, 1998 because during the corresponding period of the prior year the Fund paid fees and expenses to two incoming and one outgoing Independent General partners during a transition period during which new Independent General partners were being elected. The fees and expenses increased during the nine months ended September 30, 1998 because one of the Fund's three Independent General Partners resigned during the fourth quarter of 1996 and was not replaced until the third quarter of 1997.

Other expenses increased during the three and nine month periods ended September 30, 1998 as compared to the corresponding periods of the prior year, primarily as a result of insurance expense associated with a new liability insurance policy for the Fund's general partners that was initially purchased during September 1997.


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

The Fund's Huntington stock was sold for cash during February 1996. The Fund's share of the sales proceeds totaled $1,247,229, of which $1,089,896 was received during February 1996. The balance of the sales proceeds were held in escrow to pay various transaction expenses, to fund contingent purchase price adjustments and as collateral for potential claims of the buyer with respect to representations made by the selling shareholders, including the Fund. An agreement was reached with the buyer with regard to purchase price adjustments and other claims and the escrow accounts have been liquidated. The Fund received additional distributions of $16,439, $67,198, $63,001 and $971 during September 1996, May 1997, June 1998 and August 1998, respectively. The Fund recognized realized gains of $1,020,657, $67,198 and $63,972 from this transaction during 1996, 1997 and 1998, respectively.

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

On June 3, 1998, the Fund exchanged its Atlas subordinated notes and warrants for 821,376 shares of WMI common sock. WMI is an Atlanta, Georgia based waste management company that has recently announced an aggressive acquisition program.

Pursuant to the terms of the exchange agreement, the Fund is prohibited from selling its WMI common stock for 24 months. In addition, the Fund granted the entity acquiring the Fund's Atlas securities a call on the Fund's WMI common stock during the 24 month lock up period and a right of first refusal thereafter, both of which are priced at $11.25 per share.

The WMI common stock, which trades on the NASDAQ Small Cap Market System ("WAST"), closed at $1.78 and $0.97 (an average of the closing bid and ask prices) on June 3, 1998 and September 30, 1998, respectively. Based on these prices, the Fund's WMI had trading values of $1,462,049 on the date of the exchange (June 3, 1998) and $796,735 on September 30, 1998. However, due to a number of factors, including the speculative nature of the WMI stock, the two year lock up period and the relative size of the Fund's stock position, FCM has decided to carry the WMI stock at the same nominal value that the Atlas securities were previously carried by the Fund. The 52 week low for the WMI common stock is $0.25 per share.

The Fund recorded a realized loss of $2,125,574 on the exchange, which is equal to the amount of the loss which the Fund expects to claim for income tax purposes from the disposition of the Atlas securities. The balance of the unrealized loss previously recorded by the Fund with respect to the Atlas securities continues to be carried by the Fund as an unrealized loss.

The Fund is continuing to accrue an interest reserve with respect to the potential Canadian's sales tax at a 12% annualized rate, or $11,119 and $33,356, respectively, for the three and nine month periods ended September 30, 1998. These amounts are recorded as realized losses in the Fund's Statements of Operations.


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

The net increase in unrealized loss on investments during the three and nine month periods ended September 30, 1998 and the cumulative net unrealized loss on investments as of September 30, 1998 consisted of the following components:


                                                          Unrealized Gain (Loss) Recorded
                                                          -------------------------------
                                        During the Three         During the Nine
                                         Months Ended             Months Ended                 As of
          Portfolio Company            September 30, 1998      September 30, 1998       September 30, 1998
------------------------------------   ------------------      ------------------       ------------------
Unrealized net loss recorded during
   prior periods with respect to
   investments disposed of during
   the period                             $        --             $ 3,497,448              $        --
KEMET                                         (43,951)               (185,889)                 251,210
LMC                                                --                      --                 (741,920)
RBM                                          (321,113)               (321,113)                (321,113)
WMI                                                --              (1,097,306)              (1,097,306)
                                          -----------             -----------              -----------
                                          $  (365,064)            $ 1,893,140              $(1,909,129)
                                          ===========             ===========              ===========


KEMET completed an IPO of its common stock during 1992. The stock, which trades on the NASDAQ National Market System, closed at $11.25 (an average of the closing bid and ask prices) on September 30, 1998. This price is down from the closing prices of $13.15625 and $19.3125 on June 30, 1998 and December 31, 1997, respectively. Based on the $11.25 closing trading price of the common stock, the 23,056 shares of common stock that the Fund held at September 30, 1998 had a market value of $259,380.

During August 1998, RBM notified the Fund that anticipated sales to certain large customers were expected to decline significantly in the upcoming year. Of particular concern, were sales to Digital Equipment Corporation, which has been acquired by Compaq Computer Corp. As a result of the anticipated decline in sales, RBM is attempting to restructure its debt, including the subordinated notes held by the Fund. The Fund received the quarterly interest payment that was due from RBM on August 24, 1998. As part of the proposed restructuring, RBM has asked the Fund to defer the quarterly interest payments due in November 1998, February 1999 and May 1999. The Fund is presently working with RBM and its other lenders to arrive at a satisfactory restructuring. As a result of these developments, the Fund recorded a $321,113 writedown at September 30, 1998 in the carrying value of its RBM investment.

See "Net Realized Gain (Loss) on Investments" for a discussion of the unrealized loss on the Fund's WMI stock investment.

FCM continually monitors both the Fund's portfolio companies and the markets, and continually evaluates the decision to hold or sell its traded securities.


Readiness for Year 2000

FCM has completed a review of the accounting and other information systems that are currently being utilized by FCM and the Fund with regard to Year 2000 issues. This review involved both actual tests of parts of the information systems that were conducted by third party consultants and representations received from various software vendors. FCM believes that all of these systems are Year 2000 compliant. All of the costs associated with this review were paid by FCM.

FCM also corresponded with appropriate third parties, such as the Fund's custodian and transfer agent, concerning whether their information systems are Year 2000 compliant. These third parties have represented that their information systems are either currently Year 2000 compliant or that they have identified the scope of required upgrades or changes to their information systems that are needed and that they have a plan in place to complete these upgrades on a timely basis.

As a result of the above discussed review, Year 2000 issues are not expected to have any material adverse effects on the Fund's results of operations or financial condition.

                           Part II. OTHER INFORMATION

Item 1.   Legal Proceedings

On December 23, 1997, LMC commenced an action against Paul Wallace, a director of LMC and the trustee of its discontinued pension plan, in an effort to recover for a significant underfunding of LMC's discontinued pension plan. On January 27, 1998, LMC Holding Co. ("LMC Holding"), which held approximately 50% of the issued and outstanding common stock of LMC on that date, commenced an action against the Fund, FCP and each of Paul Bagley, the Chairman of the Board and Chief Executive Officer of FCM, W. Duke DeGrassi, the President of FCM, and Donald R. Jackson, the Senior Vice President, Treasurer, Chief Financial Officer and Compliance Officer of FCM (collectively, the "Individual Defendants"), in their capacities as officers of FCM, in the First Judicial District Court in and for Cache County, State of Utah, entitled LMC Holding Co. v. Fiduciary Capital Partners, L.P., et al., Civil No. 98-0100077 (the "LMC Action"). LMC Holding is controlled by Paul Wallace. FCM believes that the LMC Action was commenced in response to the action previously filed by LMC against Mr. Wallace. The Fund, FCP and the Individual Defendants entered into a settlement agreement with LMC Holding, effective April 20, 1998. As part of the settlement, the Fund and FCP have been able to increase their percentage ownership of LMC in exchange for additional capital contributions. The LMC Action was subsequently dismissed with prejudice. FCM believes that the additional investment by the Fund and FCP will allow LMC to implement a business plan designed to restore it to profitability within the next few years. LMC continues to pursue its legal action against Mr. Wallace with respect to the underfunding of its discontinued pension plan.


Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits and Reports to be filed:

Exhibit No.       Description

   11.1 Statement of Computation of Net Investment Income Per Limited Partnership Unit.

   19.1         Reports Furnished to Securities Holders.

   27.1         Financial Data Schedule.


(b) The Registrant did not file any reports on Form 8-K during the third quarter of the fiscal year ending December 31, 1998.

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

                                   Fiduciary Capital Pension Partners, L.P.
                                   (Registrant)


                                   By: FCM Fiduciary Capital Management Company
                                       Managing General Partner


Date:  November 9, 1998            By: /s/ Donald R. Jackson
                                       ---------------------
                                       Donald R. Jackson
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