Form 10-Q
period 1999-03-31
FIDUCIARY CAPITAL PENSION PARTNERS L P
filed 1999-05-13
CIK 841688

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 1999
                              -------------------------------------------------

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                                -----------------------    --------------------

Commission file number           0-17738
                      ---------------------------------------------------------


                    Fiduciary Capital Pension Partners, L.P.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                                86-0653603
         -----------------------                       ------------------
         (State of organization)                       (I.R.S. Employer
                                                       Identification No.)



            410 17th Street
               Suite 400
           Denver, Colorado                                  80202
         ---------------------                             --------
         (Address of principal                            (Zip Code)
          executive offices)


       Registrant's telephone number, including area code (800) 866-7607
                                                          --------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

                    Fiduciary Capital Pension Partners, L.P.
                     Quarterly Report on Form 10-Q for the
                          Quarter Ended March 31, 1999


                               Table of Contents
                               -----------------

                                                                                                  Page
                                                                                                  ----
  Part I.         FINANCIAL INFORMATION

                  Item 1.    Financial Statements (unaudited)                                       3

                             Schedule of Investments -
                             March 31, 1999                                                         3

                             Balance Sheets - March 31, 1999 and
                             December 31, 1998                                                      5

                             Statements of Operations for the three months
                             ended March 31, 1999 and 1998                                          6

                             Statements of Cash Flows for the three months
                             ended March 31, 1999 and 1998                                          7

                             Statements of Changes in Net Assets for the
                             three months ended March 31, 1999 and
                             for the year ended December 31, 1998                                   8

                             Selected Per Unit Data and Ratios                                      9

                             Notes to Financial Statements                                         10

                  Item 2.    Management's Discussion and Analysis
                             of Financial Condition and Results of
                             Operations                                                            12


  Part II.        OTHER INFORMATION

                  Item 6.    Exhibits and Reports on Form 8-K                                      18

                         Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            SCHEDULE OF INVESTMENTS

                                 MARCH 31, 1999
                                  (unaudited)


--------------------------------------------------------------------------------------------------------------------------
Principal
Amount/                                              Investment          Amortized                    % of Total
Shares              Investment                          Date               Cost          Value        Investments
--------------------------------------------------------------------------------------------------------------------------
MANAGED COMPANIES:

23,056 sh.          KEMET Corporation,
                    Common Stock(1)*                 07/11/91          $     8,170    $   264,424
--------------------------------------------------------------------------------------------------------------------------
                                                                             8,170        264,424        3.1%
--------------------------------------------------------------------------------------------------------------------------
$1,632,960          LMC Corporation, 12.00%
                    Senior Subordinated              11/01/96
                    Revolving Notes                   through
                    due 10/31/00                     01/13/99            1,632,960      1,632,960
$346,800            LMC Corporation, 12.00%
                    Senior Subordinated              02/11/99
                    Revolving Notes                   through
                    due 10/1/99 (Note 5)             03/01/99              346,800        346,800
239,600 sh.         LMC Corporation, 7.00%
                    Cumulative Redeemable
                    Preferred Stock*                 06/10/94            2,389,210      2,389,210
4,476,500 sh.       LMC Corporation,                 02/09/96
                    Common Stock*                     through
                                                     08/05/98            2,465,449      1,723,529
47.92 sh.           LMC Credit Corp.,
                    Common Stock*                    02/09/96                    1              1
--------------------------------------------------------------------------------------------------------------------------
                                                                         6,834,420      6,092,500       72.1
--------------------------------------------------------------------------------------------------------------------------
$1,290,000          R.B.M. Precision Metal
                    Products, Inc., 13.00%
                    Senior Subordinated
                    Secured Notes due
                    5/24/02(2)                       05/24/95            1,237,587        645,000
12,603.7 sh.        R.B.M. Precision Metal
                    Products, Inc., Warrants to
                    Purchase Common Stock*           05/24/95               73,295              1
12,717 sh.          R.B.M. Precision Metal
                    Products, Inc., Common
                    Stock *                          12/09/98                    1              1
--------------------------------------------------------------------------------------------------------------------------
                                                                         1,310,883        645,002        7.7
--------------------------------------------------------------------------------------------------------------------------
     Total Investments in Managed Companies (86.0% of net assets)        8,153,473      7,001,926       82.9
--------------------------------------------------------------------------------------------------------------------------





             The accompanying notes to financial statements are an
                        integral part of this Schedule.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                                 MARCH 31, 1999
                                  (unaudited)


---------------------------------------------------------------------------------------------------------------------------
Principal
Amount/                                            Investment            Amortized                   % of Total
Shares              Investment                        Date                 Cost            Value     Investments
---------------------------------------------------------------------------------------------------------------------------
NON-MANAGED COMPANY:

821,376 sh.         WasteMasters, Inc.,
                    Common Stock(3)*                 06/03/98            1,097,307              1
---------------------------------------------------------------------------------------------------------------------------
     Total  Investment in Non-Managed Company (0.0% of  net assets)      1,097,307              1        0.0
---------------------------------------------------------------------------------------------------------------------------

TEMPORARY INVESTMENTS:

$1,450,000          American Express Credit Corp.,
                    4.61% Notes due 4/5/99           03/22/99            1,449,259      1,449,259
---------------------------------------------------------------------------------------------------------------------------
     Total  Temporary Investments (17.8% of net assets)                  1,449,259      1,449,259       17.1
---------------------------------------------------------------------------------------------------------------------------
     Total Investments (103.8% of net assets)                         $ 10,700,039     $8,451,186      100.0%
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

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                                 BALANCE SHEETS

                      MARCH 31, 1999 AND DECEMBER 31, 1998
                                  (unaudited)



                                                               1999               1998
                                                               ----               ----

ASSETS:
  Investments:
     Portfolio investments, at value:
         Managed companies (amortized cost -
           $8,153,473 and $7,761,313,
           respectively)                                   $ 7,001,926         $ 6,609,045
      Non-managed company (amortized cost -
           $1,097,307)                                               1                   1
      Temporary investments, at amortized cost               1,449,259           1,897,223
                                                           -----------         -----------
         Total investments                                   8,451,186           8,506,269
   Cash and cash equivalents                                   411,757             628,670
   Accrued interest receivable                                  55,934              85,556
   Other assets                                                 12,596              27,234
                                                           -----------         -----------

      Total assets                                         $ 8,931,473         $ 9,247,729
                                                           ===========         ===========

 LIABILITIES:
   Payable to affiliates (Notes 2, 3 and 4)                $    34,197         $    25,748
   Accounts payable and accrued liabilities                    468,698             470,840
   Distributions payable to partners                           284,950             284,950
                                                           -----------         -----------

      Total liabilities                                        787,845             781,538
                                                           -----------         -----------

 COMMITMENTS AND CONTINGENCIES (Note 5)

 NET ASSETS:
   Managing General Partner                                   (180,012)           (180,012)
   Limited Partners (equivalent to $8.85
      and $9.19 respectively, per limited
      partnership unit based on 940,336
      units outstanding)                                     8,323,640           8,646,203
                                                           -----------         -----------

         Net assets                                          8,143,628           8,466,191
                                                           -----------         -----------

           Total liabilities and net assets                $ 8,931,473         $ 9,247,729
                                                           ===========         ===========





             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (unaudited)


                                                              1999              1998
                                                              ----              ----

INVESTMENT INCOME:
    Income:
      Interest                                             $  79,495         $ 204,108
                                                           ---------         ---------

        Total investment income                               79,495           204,108
                                                           ---------         ---------

    Expenses:
      Fund administration fees (Note 3)                       29,582            29,582
      Independent General Partner fees
        and expenses (Note 4)                                 21,213            18,095
      Investment advisory fees (Note 2)                       20,741            30,388
      Administrative expenses (Note 3)                        17,224            17,224
      Professional fees                                       11,583            76,155
      Other expenses                                          17,486            18,199
                                                           ---------         ---------

        Total expenses                                       117,829           189,643
                                                           ---------         ---------

 NET INVESTMENT (LOSS) INCOME                                (38,334)           14,465
                                                           ---------         ---------

 REALIZED AND UNREALIZED
    LOSS ON INVESTMENTS:
      Net realized loss on investments                            --           (11,119)
      Net change in unrealized loss
        on investments                                           721          (152,514)
                                                           ---------         ---------

          Net gain (loss) on investments                         721          (163,633)
                                                           ---------         ---------

 NET DECREASE IN NET ASSETS
    RESULTING FROM OPERATIONS                              $ (37,613)        $(149,168)
                                                           =========         =========






             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (unaudited)


                                                                        1999             1998
                                                                        ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net decrease in net assets resulting from operations          $   (37,613)      $  (149,168)
    Adjustments to reconcile net decrease in net assets
      resulting from operations to net cash provided by
      operating activities:
        Accreted discount on portfolio investments                         --            (4,153)
        Change in assets and liabilities:
          Accrued interest receivable                                  29,622            (3,678)
          Other assets                                                 14,638             6,313
          Payable to affiliates                                         8,449            30,157
          Accounts payable and accrued liabilities                     (2,142)           28,340
        Net realized loss on investments                                   --            11,119
        Net change in unrealized loss
          on investments                                                 (721)          152,514
                                                                  -----------       -----------
            Net cash provided by operating activities                  12,233            71,444
                                                                  -----------       -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of portfolio investments                                (392,160)         (449,000)
    Sale of temporary investments, net                                447,964         1,407,896
                                                                  -----------       -----------
       Net cash provided by investing activities                       55,804           958,896
                                                                  -----------       -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions paid to partners                              (284,950)       (1,030,446)
                                                                  -----------       -----------
      Net cash used in financing activities                          (284,950)       (1,030,446)
                                                                  -----------       -----------

 NET DECREASE IN CASH AND
    CASH EQUIVALENTS                                                 (216,913)             (106)

 CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                               628,670           276,108
                                                                  -----------       -----------

 CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                                 $   411,757       $   276,002
                                                                  ===========       ===========







             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                      STATEMENTS OF CHANGES IN NET ASSETS

                   FOR THE THREE MONTHS ENDED MARCH 31, 1999

                    AND FOR THE YEAR ENDED DECEMBER 31, 1998
                                  (unaudited)


                                                                  1999              1998
                                                                  ----              ----

Increase in net assets from operations:
    Net investment (loss) income                           $    (38,334)       $     57,840
    Net realized loss on investment                                  --          (2,497,650)
    Net change in unrealized loss on
      investments                                                   721           1,552,695
                                                           ------------        ------------
        Net decrease in net assets
          resulting from operations                             (37,613)           (887,115)

 Repurchase of limited partnership units                             --            (752,571)

 Distributions to partners from -
    Net investment income                                            --             (85,585)
    Realized gain on investments                                     --          (1,402,287)
    Return of capital                                          (284,950)         (1,270,116)
                                                           ------------        ------------

      Total decrease in net assets                             (322,563)         (4,397,674)

 Net assets:

    Beginning of period                                       8,466,191          12,863,865
                                                           ------------        ------------

    End of period (including no undistributed
      net investment income)                               $  8,143,628        $  8,466,191
                                                           ============        ============














             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                       SELECTED PER UNIT DATA AND RATIOS

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (unaudited)


                                                                     1999                 1998
                                                                     ----                 ----

Per Unit Data:
    Investment income                                           $         .09        $         .20
    Expenses                                                             (.13)                (.19)
                                                                -------------        -------------
      Net investment (loss) income                                       (.04)                 .01

    Net realized loss on investments                                       --                 (.01)

    Net change in unrealized loss on
      investments                                                          --                 (.15)

    Distributions declared to partners                                   (.30)               (1.10)
                                                                -------------        -------------

      Net decrease in net asset value                                    (.34)               (1.25)

        Net asset value:
          Beginning of period                                            9.19                12.66
                                                                -------------        -------------
          End of period                                         $        8.85        $       11.41
                                                                =============        =============

 Ratios (annualized):
    Ratio of expenses to average net assets                              5.68%                6.21%
    Ratio of net investment (loss) income to
      average net assets                                                (1.85)%               0.47%

 Number of limited partnership units at end of period                 940,336            1,020,142
















             The accompanying notes to financial statements are an integral part of these selected per unit data and ratios.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                                  (unaudited)

1.       GENERAL

The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of FCM Fiduciary Capital Management Company ("FCM"), the Managing General Partner of Fiduciary Capital Pension Partners, L.P. (the "Fund"), necessary to fairly present the financial position of the Fund as of March 31, 1999 and the results of its operations, changes in net assets and its cash flows for the period then ended.

These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Fund's annual audited financial statements for the year ended December 31, 1998.


2.       INVESTMENT ADVISORY FEES

As compensation for its services as investment adviser, FCM receives a subordinated monthly fee at the annual rate of 1% of the Fund's available capital, as defined in the Partnership Agreement. Investment advisory fees of $20,741 were paid by the Fund for the three months ended March 31, 1999.


3.       FUND ADMINISTRATION FEES

As compensation for its services as fund administrator, FCM receives a monthly fee at the annual rate of .45% of net proceeds available for investment, as defined in the Partnership Agreement. Fund administration fees of $29,582 were paid by the Fund for the three months ended March 31, 1999. FCM is also reimbursed, subject to various limitations, for administrative expenses incurred in providing accounting and investor services to the Fund. The Fund reimbursed FCM for administrative expenses of $17,224 for the three months ended March 31, 1999.


4.       INDEPENDENT GENERAL PARTNER FEES AND EXPENSES

As compensation for services rendered to the Fund, each of the Independent General Partners receives from the Fund and Fiduciary Capital Partners, L.P., an affiliated fund, (collectively, the "Funds") an annual fee of $30,000, payable monthly in arrears, together with all out-of-pocket expenses. Each Fund's allocation of these fees and expenses is based on the relative number of outstanding Units. Fees and expenses paid by the Fund for the three months ended March 31, 1999 totaled $21,213.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                                 MARCH 31, 1999
                                  (unaudited)

5.       COMMITMENTS AND CONTENGENCIES

LMC Commitment LMC is entitled to draw down a total of $650,250 pursuant to the terms of the Senior Subordinated Revolving Notes due October 1, 1999, which are held by the Fund. As of March 31, 1999, LMC had drawn down $346,800. An additional $52,020 was drawn down during May 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Fund held portfolio investments in three Managed Companies and one Non-Managed Company, with an aggregate original cost of approximately $9.3 million. The value of these portfolio investments, which were made from net offering proceeds and the reinvestment of proceeds from the sale of other portfolio investments, represents approximately 86.0% of the Fund's net assets. When acquired, these portfolio investments generally consisted of high-yield subordinated debt, linked with an equity participation or a comparable participation feature in middle market companies. These securities were typically issued in private placement transactions and were subject to certain restrictions on transfer or sale, thereby limiting their liquidity. A number of the portfolio companies have prepaid their subordinated debt that the Fund held. In addition, three of the portfolio companies have successfully completed initial public offerings ("IPOs") of their stock. The Fund has sold the stock it held in these three companies, except for a portion of its KEMET Corporation ("KEMET") stock.

As of March 31, 1999, the Fund's remaining assets were invested in short-term commercial paper. These funds are available to fund the annual repurchase offer, to fund follow-on investments in existing portfolio companies, to pay Fund expenses and for distribution to the partners.

The Fund's investment period ended on December 31, 1995. Although the Fund has been permitted to make additional investments in existing portfolio companies since 1995, the Fund is no longer permitted to acquire investments in new portfolio companies. Consequently, the Fund has been in a liquidation mode. Since the middle of 1997, the Fund has liquidated a significant percentage of its investments and has distributed approximately $5.33 per Unit to the Limited Partners, with the cash coming primarily from the liquidation of these investments. The Fund presently has only four remaining investments in portfolio companies, which are expected to generate only limited amounts of interest income for the Fund during 1999 and future years.

Pursuant to the terms of the Fund's periodic unit repurchase policy, the Fund has annually offered to purchase from its Limited Partners, up to 7.5% of its outstanding Units for an amount equal to the current net asset value per Unit, net of a fee (not to exceed 2%) to be retained by the Fund to offset expenses incurred in connection with the repurchase offer. If the number of tendered Units in any year exceeds 7.5% of the outstanding Units, the Fund's General Partners may vote to repurchase up to an additional 2% of the outstanding Units.

As a result of the liquidation of a major portion of the Fund's investments, the Fund is not expected to have sufficient liquidity to continue to (i) fund quarterly cash distributions, (ii) fund the annual repurchase offer, and (iii) pay its operating expenses. Accordingly, the General Partners are presently considering a number of alternative actions through which the Fund could be liquidated during 1999 or 2000. Once a plan of liquidation is adopted, the General Partners will follow the requisite regulatory procedures required to liquidate the Fund. These procedures are expected to include requesting Limited Partner approval of the liquidation plan through a proxy solicitation, which should commence in July.

During February 1999, the Fund agreed to purchase $650,250 of LMC's Senior Subordinated Revolving Notes due October 1, 1999. $346,800 of this investment was funded during February and March 1999.

Accrued interest receivable decreased $29,622 from $85,556 at December 31, 1998 to $55,934 at March 31, 1999. This decrease resulted primarily from the fact that the quarterly interest payment that was due on the LMC Corporation ("LMC") notes on October 1, 1998 was not received by the Fund until January 1999. The impact of the past due status of this LMC interest payment at December 31, 1998 was partially offset by interest income earned during the three months ended March 31, 1999 on the LMC follow-on investments that were acquired during 1998 and 1999.

Other assets decreased $14,638 from $27,234 at December 31, 1998 to $12,596 at March 31, 1999. This decrease resulted from decreases in both prepaid insurance and deposits.

During the three months ended March 31, 1999, the Fund paid a cash distribution pertaining to the fourth quarter of 1998, in the amount of $284,950, or $0.30 per Unit. The distribution for the first quarter of 1999 will be paid on May 14, 1999 at a rate of $0.30 per Unit for all Limited Partners. The Fund currently expects to make a $0.30 per Unit distribution for the second quarter on or about August 13, 1999. The Fund's ability to continue to pay quarterly distributions after the second quarter of 1999 is uncertain at this time. The distribution question will be addressed on a quarterly basis, and will involve the consideration of a number of issues, including the status of the proposed proxy vote. A significant portion of the 1999 distributions are expected to constitute a return of capital.


RESULTS OF OPERATIONS

Investment Income and Expenses

The Fund's net investment loss was $(38,334) for the three months ended March 31, 1999 as compared to net investment income of $14,465 for the corresponding period of the prior year. Net investment (loss) income per limited partnership unit decreased from $.01 to $(.04) and the ratio of net investment (loss) income to average net assets decreased from 0.47% to (1.85)% for the three months ended March 31, 1999 as compared to the corresponding period of the prior year.

Net investment income for the three months ended March 31, 1999 decreased primarily as a result of a decrease in investment income as compared to the corresponding period of the prior year. The impact of the decrease in investment income was partially offset by a decrease in total expenses.

Investment income decreased $124,613, or 61.1%, for the three months ended March 31, 1999, as compared to the corresponding period of the prior year. This decrease resulted primarily from the decision to stop accruing interest on the Fund's RBM Precision Metal Products, Inc. ("RBM") subordinated debt investment effective during August 1998 and a decrease in the amount of the Fund's temporary investment. The amount of the Fund's temporary investments decreased because of, (i) the significant distributions made by the Fund during 1998 and the Fund during 1998, (ii) purchases of additional LMC follow-on investments, (iii) the Fund's repurchase of 7.82% of its Units during the fourth quarter of 1998. The negative effect of these items was partially offset by an increase in interest income earned on the LMC follow-on investments that were acquired during 1998 and 1999.

Total expenses decreased $71,814, or 37.9%, for the three months ended March 31, 1999, as compared to the corresponding period of the prior year. This decrease resulted primarily from decreases in professional fees and investment advisory fees. These decreases were partially offset by smaller increases in Independent General Partner fees and expenses and other expenses.

Professional fees decreased during the three months ended March 31, 1999 as compared to the corresponding period of the prior year, primarily because of fees incurred during the prior year in connection with the LMC related litigation.

The investment advisory fees decreased during the three months ended March 31, 1999 as compared to the corresponding period of the prior year, primarily as a result of (i) the repurchase of Units during the fourth quarter of 1998, (ii) the payment of quarterly cash distributions during 1998 that exceeded the Limited Partners' Preferred Returns (as defined in the Fund's Partnership Agreement), and (iii) losses realized by the Fund during the second quarter of 1998 with respect to the Mobile Technology, Inc., Atlas Environmental, Inc. ("Atlas") and AR Accessories Group, Inc. portfolio investments. All three of these items decreased the amount of the Fund's available capital (as defined in the Partnership Agreement), which is the base with respect to which the investment advisory fees are calculated.


Net Unrealized Gain (Loss) on Investments

FCM values the Fund's portfolio investments on a weekly basis utilizing a variety of methods. For securities that are publicly traded and for which market quotations are available, valuations are set by the closing sales or an average of the closing bid and ask prices, as of the valuation date.

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

As of December 31, 1998, the Fund had recorded $255,533 of unrealized gain and $2,505,107 of unrealized loss on investments. Therefore, as of December 31, 1998, the Fund had recorded a total net unrealized loss on investments of $2,249,574.

The decrease in unrealized loss on investments during the three months ended March 31, 1999 and the cumulative net unrealized loss on investments as of March 31, 1999 consisted of the following components:


                                                              Net Changes in
                                                          Unrealized Gain (Loss)           Net Unrealized
                                                              During the Three               Gain (Loss)
                                                                Months Ended               Recorded As of
          Portfolio Company                                   March 31, 1999                March 31, 1999
------------------------------------                      ---------------------            ---------------

KEMET                                                                $721                    $    256,254
LMC                                                                    --                        (741,920)
RBM                                                                    --                        (665,881)
WMI                                                                    --                      (1,097,306)
                                                                     ----                    ------------
                                                                     $721                    $ (2,248,853)
                                                                     ====                    ============


KEMET completed an IPO of its common stock during 1992. The stock, which trades on the NASDAQ National Market System, closed at 11.46875 (an average of the closing bid and ask prices) on March 31, 1999. This price is up slightly from the closing price of $11.4375 on December 31, 1998. Based on the $11.46875 closing trading price of the common stock, the 23,056 shares of common stock that the Fund held at March 31, 1999 had a market value of $264,424.

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

The Internal Revenue Service ("IRS") performed an audit on the Plan during 1998, in which it reviewed certain of the years with respect to which the Plan was not properly funded. At the conclusion of their audit, the IRS notified LMC that it had determined the underfunding for the years reviewed to be $243,385. The IRS also imposed a penalty of $12,362, which LMC has paid. LMC is currently in discussions with the IRS concerning how and when the $243,385 assessment, and the related interest, must be paid. If LMC is required to make the payments prior to of the litigation with the current trustee of the Plan, it will have a negative impact on LMC's working capital availability. In addition, it is possible that additional assessments could be made in the future for underfundings of the Plan with respect to earlier years.

As a result of this matter and its potential impact on LMC, the Fund recorded an additional $282,720 write down in the value of its LMC investment during 1997. On a cumulative basis, as of March 31, 1999, the Fund's LMC investment has been written down in value by $741,920. The

Fund and LMC's other stockholders made follow-on investments in LMC during 1996, 1997, 1998 and 1999 in order to provide LMC with working capital required to fund significant continuing operating losses, develop a new product, finance the downpayment on and move to a new facility and to purchase capital equipment needed to modernize the company's production operations.

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

During December 1998, RBM and its lenders completed a restructuring under which a new senior lender, Norwest Business Credit, replaced Bank of America. As part of this transaction, RBM's equity sponsor contributed additional equity to the company and the subordinated lenders, including the Fund, agreed to accept shares of RBM's common stock as payment for the next three quarterly interest payments beginning with the payment that was due during November 1998. As a consequence, the Fund's ownership of RBM, on a fully-diluted basis, increased from 6.6% to 8.1%, assuming exercise of its warrants. The restructuring was designed to provide RBM with a period of time in which to secure additional customers and return to a more stable financial position under which RBM could meet its interest obligations to its creditors, including the Fund.

As a result of these developments, the Fund stopped accruing interest on its RBM subordinated debt effective August 24, 1998. In addition, the Fund recorded aggregate writedowns of $665,881 relating to RBM during the year ended December 31, 1998.

During June 1998, the Fund exchanged its Atlas (which was in bankruptcy proceedings) subordinated notes and warrants for 821,376 shares of common stock of WasteMasters, Inc. ("WMI"), an Atlanta, Georgia based waste management company. Pursuant to the terms of the agreement, the Fund is prohibited from selling its WMI common stock for 24 months. In addition, the Fund granted the entity acquiring the Fund's Atlas securities a call on the Fund's WMI common stock during the 24 month lock up period and a right of first refusal thereafter. The call price is $11.25 per share.

The WMI common stock, which trades on the NASDAQ Small Cap Market System ("WASTE"), closed at $1.78 and $0.36 (an average of the closing bid and ask prices) on June 3, 1998 and March 31, 1999, respectively. Based on these prices, the Fund's WMI had trading values of $1,462,049 on the date of the exchange (June 3, 1998) and $295,695 on March 31, 1999. However, due to a number of factors, including the speculative nature of the WMI stock, the two year lock up period and the relative size of the Fund's stock position versus the daily trading volume, FCM has decided to carry the WMI stock at the same nominal value that the Atlas securities were previously carried by the Fund. The 52-week low for the WMI common stock is $0.12 per share.

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

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits and Reports to be filed:

Exhibit No.      Description

   11.1 Statement of Computation of Net Investment Income Per Limited Partnership Unit.

   27.1          Financial Data Schedule.


(b) The Registrant did not file any reports on Form 8-K during the first quarter of the fiscal year ending December 31, 1999.

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

                                  Fiduciary Capital Pension Partners, L.P.
                                  (Registrant)


                                  By: FCM Fiduciary Capital Management Company
                                      Managing General Partner




Date: May 12, 1999                By: /s/ Donald R. Jackson
                                     ----------------------------------------
                                      Donald R. Jackson
                                      Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.          Description                                                           Page
----------           -----------                                                           ----

   11.1              Statement of Computation of Net Investment
                     Income Per Limited Partnership Unit.

   27.1              Financial Data Schedule.
