Form 10-K405
period 1999-12-31
FIDUCIARY CAPITAL PENSION PARTNERS L P
filed 2000-04-14
CIK 841688

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 1999
                         -------------------------------------------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                              -----------------  -------------------------------

Commission file number 0-17738
                      ----------------------------------------------------------

                    Fiduciary Capital Pension Partners, L.P.
         ---------------------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant: Not applicable.

                    Fiduciary Capital Pension Partners, L.P.
                       Annual Report on Form 10-K for the
                       Fiscal Year Ended December 31, 1999


                                Table of Contents



                                                                                                                 Page
                                                                                                                 ----
Part I

Item 1            Business.........................................................................................1
Item 2            Properties.......................................................................................6
Item 3            Legal Proceedings................................................................................6
Item 4            Submission of Matters to a Vote
                      of Security Holders..........................................................................6


Part II

Item 5            Market for Registrant's Common Equity
                      and Related Stockholder Matters..............................................................7
Item 6            Selected Financial Data..........................................................................8
Item 7            Management's Discussion and
                      Analysis of Financial Condition
                      and Results of Operations....................................................................8
Item 8            Financial Statements and
                      Supplementary Data..........................................................................F-1
Item 9            Changes in and Disagreements with
                      Accountants on Accounting and
                      Financial Disclosure........................................................................16


Part III

Item 10           Directors and Executive Officers
                      of the Registrant ..........................................................................17
Item 11           Executive Compensation..........................................................................20
Item 12           Security Ownership of Certain
                      Beneficial Owners and Management ...........................................................20
Item 13           Certain Relationships and
                      Related Transactions .......................................................................20


Part IV

Item 14           Exhibits, Financial Statement Schedules
                      and Reports on Form 8-K ....................................................................22

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

The Fund has elected to operate as a business development company under the Investment Company Act of 1940, as amended. The investment objective of the Fund was to provide current income and capital appreciation by investing primarily in subordinated debt and related equity securities issued as the mezzanine financing of privately structured, friendly leveraged buyouts, leveraged acquisitions and leveraged recapitalizations. A separate fund, Fiduciary Capital Partners, L.P., a Delaware limited partnership ("FCP") was also formed on October 20, 1988 for taxable investors with investment objectives, policies and restrictions similar to those of the Fund. The Fund and FCP co-invest in the investments; however, each fund is accounted for separately. As discussed below, the Fund is now in a liquidation mode.

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

Pursuant to the terms of the repurchase policy, the Fund has annually offered to purchase from its Limited Partners up to 7.5% of its outstanding Units for an amount equal to the current net asset value per Unit, net of a fee (not to exceed 2%), which is retained by the Fund to offset expenses incurred in connection with the repurchase offer. If the number of tendered Units in any year exceeds 7.5% of the outstanding Units, the Fund's

General Partners may vote to repurchase up to an additional 2% of the outstanding Units. If Units in excess of this amount are tendered, Units are purchased on a prorated basis, after giving priority to Limited Partners owning less than 100 Units.

Repurchases of Units since the adoption of the plan are summarized as follows:

                                                   Units Repurchased                      Net Asset Value per Unit
                                              ----------------------------                -------------------------
                                                              Percentage
         Date of                                            of Outstanding                               Net of the
   Repurchase Offer                            Number            Units                     Gross           2% Fee
   ----------------                           -------       --------------                ------         ----------
     November 1993                             61,850            4.15%                    $18.33           $17.96
     November 1994                            130,951            9.17%                     18.35            17.98
     November 1995                            100,435            7.74%                     19.51            19.12
     November 1996                             91,683            7.66%                     15.71            15.40
     November 1997                             84,739            7.67%                     13.72            13.45
     November 1998                             79,806            7.82%                      9.43             9.24
     November 1999                             70,540            7.50%                      4.21             4.13

The Fund's investment period ended on December 31, 1995. Although the Fund has been permitted to make additional investments in existing portfolio companies since 1995, the Fund is no longer permitted to acquire investments in new portfolio companies. Consequently, the Fund has been in a liquidation mode. Since the middle of 1997, the Fund has liquidated a significant percentage of its investments and has distributed approximately $6.23 per Unit to the Limited Partners, with the cash coming primarily from the liquidation of these investments.

During the last year, the General Partners considered a number of possible plans that would have permitted the Fund to be liquidated by the end of 2000. However, it was determined that none of these plans were feasible. As a result, it is currently expected that the Fund will remain in existence until the remaining debt investments either mature or are prepaid by the respective portfolio companies, and the remaining equity investments are sold or otherwise liquidated.

Each Fund's participation in the following portfolio investments is in proportion to the amount of capital that each fund had available for investment at the time each investment was acquired. All amounts shown in this Report with respect to investments represent only the Fund's proportionate share of the amounts involved.

Portfolio Investments

As of December 31, 1999, the Fund held portfolio investments in two Managed Companies, with an aggregate cost of approximately $8.5 million, and two Non-Managed Companies, with an aggregate cost of approximately $1.1 million. Managed Companies are those to which significant managerial assistance is offered.

During 1999, the Fund purchased $650,250 of LMC Corporation ("LMC") Senior Subordinated Revolving Notes due October 1, 1999. During August 1999, the Fund exchanged these notes and a receivable for $69,360 of accrued interest for LMC Class B preferred stock having a par value of $719,610. In addition, (i) the outstanding principal amount of the Fund's LMC 12% Senior Subordinated Revolving Notes due October 31, 2000, increased by $45,360, from to $1,587,600 at December 31, 1998 to $1,632,960 at December 31, 1999, and (ii) the Fund purchased $53,540 of Niigata Engineering Co., Ltd. ("Niigata") receivables from LMC at a cost of $42,284. (For a further discussion, see section below, "Follow-On Investments in 1999".)

Also in 1999, the Fund liquidated its remaining KEMET Corporation ("KEMET") stock, receiving $423,824 of net proceeds. (For a further discussion, see section below, "Disposition of Portfolio Investments in 1999".)

                          Follow-On Investments in 1999

LMC Corporation and Niigata Engineering Co., Ltd.

The Company LMC, headquartered in Brigham City, Utah, is a manufacturer of low ground pressure track equipment used for construction, infrastructure development and landscaping. The primary purchasers of this equipment include private contractors, ski resorts, utility companies and governmental agencies for use on construction sites and/or environmentally sensitive locations.

LMC experienced significant cash flow shortfalls in December 1999 and January 2000. These cash flow shortfalls, combined with significant reductions in the cash available under the Company's revolving line of credit with CIT Corporation ("CIT"), forced a cessation of production of equipment and severely curtailed LMC's ability to fulfill orders for spare parts. LMC received a notice of default, dated April 6, 2000, from CIT.

LMC has initiated conversations with several potential purchasers of its business, in whole or in part. To date, no meaningful offers have been received. LMC is also exploring a consignment joint venture for its spare parts business. The majority of LMC's employees, including Clyde Noorda, the President, have been released.

The LMC Board of Directors has authorized management to file for bankruptcy protection when, and if, it determines that it is in the best interests of the company to do so. In an effort to preserve value and facilitate the possible sale of the business, the Fund's General Partners approved an additional loan of up to $38,498, subsequent to December 31, 1999. As of March 31, 2000, LMC has drawn down $20,533 of this amount. When these funds are exhausted, LMC will probably have no alternative to a bankruptcy filing.

History of Investment During June 1994, the Fund invested $2,348,080 in LMC. The investment consisted of $2,396,000 of 13.00% Senior Subordinated Notes due May 31, 1999 with warrants to acquire common stock.

During February 1996, the Fund participated in a financial restructuring of its LMC investment. The Fund converted its existing LMC subordinated debt and warrants into Series C preferred stock and purchased $454,400 of new common stock. As a result of the restructuring, the Fund increased its ownership of LMC's common stock from approximately 12% to approximately 23%.

During November 1996, the Fund purchased $1,632,960 of LMC's 12% Senior Subordinated Revolving Notes due October 31, 2000. The outstanding principal balance of these revolving notes, which has fluctuated, totaled $1,632,960 at December 31, 1999.

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

LMC periodically made draw downs under the terms of the Revolving Note agreement to fund working capital requirements and to retire the $449,000 of LMC Senior Subordinated Revolving Notes due August 20, 1998, as described in the preceding paragraph. As a result of this second restructuring, the Fund's percentage ownership of LMC's common stock increased from approximately 23% to approximately 40%.

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

During December 1999, the Fund purchased $53,540 of Niigata receivables from LMC at a cost of $42,284. An additional $76,083 of Niigata receivables were purchased during January 2000 at a cost of $68,935. These various receivables are payable on specified dates between May 21, 2000 and May 21, 2002.


                  Dispositions of Portfolio Investments in 1999

KEMET Corporation The Fund acquired various subordinated debt and equity investments in KEMET and its subsidiary, KEMET Electronics Corporation ("KEMET Electronics"), during 1991 and 1993.

During October 1992, KEMET completed an initial public offering of its common stock. During June 1993, KEMET Electronics prepaid its subordinated notes which the Fund held following the successful completion of a secondary stock offering. As of December 31, 1993, the Fund continued to hold the KEMET common stock and warrants. During 1994, the Fund exercised its warrants and sold a portion of the common stock, realizing total sales proceeds of $1,261,685. During 1995, the Fund sold additional shares of stock, realizing total additional sales proceeds of $3,221,392. The Fund did not sell any additional stock from 1995 until 1999. During 1999, the Fund liquidated its remaining KEMET stock, receiving $423,824 of net proceeds.

KEMET, headquartered in Greenville, South Carolina, is a leading manufacturer and distributor of both solid tantalum and monolithic ceramic capacitors used as components in circuit boards.


                           Other Portfolio Investments

R.B.M. Precision Metal Products, Inc. ("RBM") During May 1995, the Fund invested $1,264,200 in RBM. The investment consisted of $1,290,000 of 13.00% Senior Subordinated Secured Notes due May 24, 2002, with warrants to acquire common stock.

RBM, headquartered in Colorado Springs, Colorado, is a manufacturer of precision sheet metal enclosures, chassis and assemblies for business machines.

For its fiscal year ended October 31, 1999, RBM's revenues were $11.6 million versus a budget of $12.0 million. For the year, RBM's loss was $1.3 million (pretax) versus a budgeted loss of $1.9 million.

RBM projects sales of approximately $17 million for its fiscal year ended October 31, 2000, with a positive EBITDA. Sales and cash flows for the quarter ended January 31, 2000 were slightly below budget.

RBM remains current with its interest payments and is currently in compliance with all of its senior and subordinated loan covenants. However, it will not make the principal payment scheduled for May 2000 on the Fund's note, because it is not permitted to do so under the terms of an Intercreditor and Subordination Agreement ("Intercreditor Agreement"), between the Fund and RBM's other creditors. This Intercreditor Agreement was a stipulated pre-condition to RBM's debt restructuring, which occurred in late 1998.

The CEO of RBM's principle shareholder, 13i Capital Corporation ("13i"), has taken over as CEO of RBM. He has brought in a number of new professionals and is working to create new sales opportunities and restore the company to profitability. If this continues, the Fund could possibly receive a partial principal payment in the second quarter of 2001, since the Intercreditor Agreement permits such payments, limited to 85% of RBM's EBITDA. Originally, our debt was scheduled to be repaid over the three years ending May 2002. It now appears that it will take considerably longer than this. There is no assurance that any payments will be permitted and any such payments are entirely dependent upon RBM's continued improved performance. The Fund continues to urge a sale or refinancing of the company, but has been unable to obtain the agreement of 13i.

WasteMasters, Inc. ("WMI") and Atlas Environmental, Inc. ("Atlas") During January 1996, the Fund invested $3,200,601 in Atlas. The investment consisted of $3,265,920 of 13.5% Senior Subordinated Secured Notes due January 19, 2003, with warrants to acquire common stock. The warrants had an exercise price of $8.00 per share.

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

The WMI common stock, which trades on the OTC Bulletin Board System ("WAST"), closed at $1.78 (an average of the closing bid and ask prices) on June 3, 1998 (the date of the exchange). However, due to a number of factors, including the speculative nature of the WMI stock, the two year lock up period and the relative size of the Fund's stock position, FCM recorded the WMI stock at the same nominal value that the Atlas securities had previously been carried by the Fund.

The Fund recorded a realized loss of $2,125,574 on the exchange, which is equal to the amount of the loss that the Fund claimed for income tax purposes from the disposition of the Atlas securities. The balance of the unrealized loss previously recorded by the Fund with respect to the Atlas securities continues to be carried by the Fund as an unrealized loss.

The 52-week low for the WMI common stock is $0.02 per share and the current bid price (March 31, 2000) is $0.30 per share.

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


Item 3. Legal Proceedings

There are no legal proceedings pending against the Fund.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Limited Partners of the Fund, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

There is no organized trading market for the purchase and sale of the Units and certain measures have been adopted and implemented to assure that no such organized trading market will develop.

The Fund's Limited Partners adopted a periodic unit repurchase plan during 1993. Pursuant to the terms of the repurchase policy, the Fund has annually offered to purchase from its Limited Partners, up to 7.5% of its outstanding Units for an amount equal to the current net asset value per Unit, net of a fee (not to exceed 2%) to be retained by the Fund to offset expenses incurred in connection with the repurchase offer. If the number of tendered Units in any year exceeds 7.5% of the outstanding Units, the Fund's General Partners may vote to repurchase up to an additional 2% of the outstanding Units. If Units in excess of this amount are tendered, Units are purchased on a pro-rata basis, after giving priority to Limited Partners owning less than 100 Units.

Repurchases of Units since the adoption of the plan are summarized in Item 1 of this Report, "Business".

As of March 31, 2000, the number of Limited Partners of record was approximately 2,400.

The Fund made the following distributions to its partners with respect to 1998 and 1999:

                  Quarter During               Total          Amount of
                 Which Distributed           Amount of       Distribution
                Cash was Generated        Distribution (1)   Per $20 Unit          Payment Date
                ------------------        ----------------   -------------         ------------
                1st Quarter 1998            $1,139,142        $1.13/1.00(2)         May 15, 1998
                2nd Quarter 1998             1,024,761              1.00            August 14, 1998
                3rd Quarter 1998               309,134               .30            November 13, 1998
                4th Quarter 1998               284,950               .30            February 12, 1999
                1st Quarter 1999               284,950               .30            May 15, 1999
                2nd Quarter 1999               284,950               .30            August 13, 1999
                3rd Quarter 1999               284,950               .30            November 15, 1999
                4th Quarter 1999               263,575               .30            February 15, 2000

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

Cash distributions for 1998 were paid out of current net investment income (3.1%), realized gains on investments (50.8%) and a return of capital (46.1%). All of the cash distributions for 1999 represented a return of capital.

The 1999 distributions and the 1999 repurchase offer utilized a substantial portion of the Fund's remaining cash. As a result, it is unlikely that the Fund will be able to continue to pay quarterly distributions during 2000 and beyond. The distribution question will be addressed on a quarterly basis by the General Partners, and will involve the consideration of a number of issues.

The Fund's investment period ended on December 31, 1995. Although the Fund has been permitted to make additional investments in existing portfolio companies since 1995, the Fund is no longer permitted to acquire investments in new portfolio companies. Consequently, the Fund has been in a liquidation mode. Since the middle of 1997, the Fund has liquidated a significant percentage of its investments and has distributed approximately $6.23 per Unit to the Limited Partners, with the cash coming primarily from the liquidation of these investments.

During the last year, the General Partners considered a number of possible plans that would have permitted the Fund to be liquidated by the end of 2000. However, it was determined that none of these plans were feasible. As a result, it is currently expected that the Fund will remain in existence until the remaining debt investments either mature or are prepaid by the respective portfolio companies, and the remaining equity investments are sold or otherwise liquidated.


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

                                                              As of December 31
                                                          or Year Ended December 31
                                            --------------------------------------------------------
                                              1999        1998        1997        1996        1995
                                            --------    --------    --------    --------    --------
                                                    (in thousands, except per Unit amounts)

    Total Investment Income                 $    316    $    607    $  1,370    $  1,329    $  2,268
    Net Investment (Loss) Income                (279)         58         831         772       1,726
    Net Realized and Unrealized
      (Loss) Gain on Investments              (6,084)       (945)       (294)     (1,143)     (2,326)
    Cash Distributions Declared
      to Partners                              1,118       2,758       3,151       1,423       1,542
    Cash Utilized to Repurchase Units            297         753       1,163       1,440       1,959
    Total Assets                               1,472       9,248      14,352      17,441      20,321
    Net Assets                                   687       8,466      12,864      16,640      19,873
    Value of Investments                       1,302       8,506      13,949      17,105      20,025

Per Unit of Limited Partnership Interest:
    Net Investment (Loss) Income(1)             (.30)        .05         .75         .64        1.33
    Net Realized and Unrealized
      (Loss) Gain on Investments(1)            (6.52)       (.82)       (.27)       (.95)      (1.79)
    Cash Distributions Declared
      to Partners(2)                            1.20        2.71        2.90        1.20        1.20
    Net Asset Value                             0.98        9.19       12.66       15.08       16.61

---------------
(1) Calculated using the weighted average number of Units outstanding during the years ended December 31, 1999, 1998, 1997, 1996 and 1995 of 932,412, 1,010,959, 1,095,362, 1,186,294 and 1,285,717, respectively.

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

The Fund's Limited Partners adopted a periodic unit repurchase plan during 1993. Pursuant to the terms of the repurchase policy, the Fund has annually offered to purchase from its Limited Partners, up to 7.5% of its outstanding Units for an amount equal to the current net asset value per Unit, net of a fee (not to exceed 2%) to be retained by the Fund to offset expenses incurred in connection with the repurchase offer. If the number of tendered Units in any year exceeds 7.5% of the outstanding Units, the Fund's General Partners may vote to purchase up to an additional 2% of the outstanding Units. If Units in excess of this amount are tendered, Units are purchased on a prorata basis, after giving priority to Limited Partners owning less than 100 Units.

Repurchases of Units since the adoption of the plan are summarized as follows:

                                                    Units Repurchased                      Net Asset Value per Unit
                                              ------------------------------               ------------------------
                                                               Percentage
         Date of                                             of Outstanding                              Net of the
    Repurchase Offer                          Number             Units                     Gross           2% Fee
    ----------------                          -------        ---------------               ------        ----------
     November 1993                             61,850            4.15%                     $18.33          $17.96
     November 1994                            130,951            9.17%                      18.35           17.98
     November 1995                            100,435            7.74%                      19.51           19.12
     November 1996                             91,683            7.66%                      15.71           15.40
     November 1997                             84,739            7.67%                      13.72           13.45
     November 1998                             79,806            7.82%                       9.43            9.24
     November 1999                             70,540            7.50%                       4.21            4.13

The Fund's investment period ended on December 31, 1995. Although the Fund has been permitted to make additional investments in existing portfolio companies since 1995, the Fund is no longer permitted to acquire investments in new portfolio companies. Consequently, the Fund has been in a liquidation mode. Since the middle of 1997, the Fund has liquidated a significant percentage of its investments and has distributed approximately $6.23 per Unit to the Limited Partners, with the cash coming primarily from the liquidation of these investments.

During the last year, the General Partners considered a number of possible plans that would have permitted the Fund to be liquidated by the end of 2000. However, it was determined that none of these plans were feasible. As a result, it is currently expected that the Fund will remain in existence until the remaining debt investments either mature or are prepaid by the respective portfolio companies, and the remaining equity investments are sold or otherwise liquidated.

As of December 31, 1999, the Fund held portfolio investments in two Managed Companies, with an aggregate cost of approximately $8.5 million, and two Non-Managed Companies, with an aggregate cost of approximately $1.1 million. These portfolio investments, which were made from net offering proceeds and the reinvestment of proceeds from the sale of other portfolio investments, represent approximately 134.9% of the Fund's net assets. When acquired, these portfolio investments generally consisted of high-yield subordinated debt, linked with an equity participation or a comparable participation feature. These securities were typically issued in private placement transactions and were subject to certain restrictions on transfer or sale, thereby limiting their liquidity.

As of December 31, 1999, the Fund's remaining liquid assets were invested in short-term commercial paper. These funds are available to fund the annual repurchase offer, to fund follow-on investments in existing portfolio companies, to pay Fund expenses and for distribution to the partners.

During 1999, the Fund liquidated its remaining KEMET stock, with the Fund receiving $423,824 of sales proceeds.

Accrued interest receivable decreased $66,430 from $85,556 at December 31, 1998 to $19,126 at December 31, 1999. The $85,556 receivable at December 31, 1998 consisted primarily of interest due on the LMC notes and the $19,126 receivable at December 31, 1999 consisted primarily of interest due on the RBM notes. Both receivable amounts also included a small receivable for interest earned on money market investments. The Funds had placed the RBM notes on non-accrual status at December 31, 1998. During 1999, the Fund again began accruing interest on the RBM notes, but placed the LMC notes on non-accrual status. (See discussions below concerning the Fund's LMC and RBM investments.)

Accounts payable and accrued liabilities increased $22,429 from $470,840 at December 31, 1998 to $493,269 at December 31, 1999. This increase resulted primarily from increases in accrued legal fees and the Fund's litigation related reserves during 1999. These litigation related reserves represent $442,971, or approximately 90%, of the total accounts payable and accrued liabilities at December 31, 1999.

Distributions payable to partners decreased $21,375, from $284,950 at December 31, 1998 to $263,575 at December 31, 1999. This decrease resulted from a 7.50% decrease in the number of outstanding Units as a result of the repurchase of Units by the Fund during November 1999.

During 1999, the Fund declared quarterly cash distributions to its partners in the aggregate amount of $1,118,426, which were paid during the months of May, August and November 1999 and February 2000. The per Unit distribution rates were $.30 per Unit per quarter. All of these 1999 distributions represented a return of capital.

The 1999 distributions and the 1999 repurchase offer utilized a substantial portion of the Fund's remaining cash. As a result, it is unlikely that the Fund will be able to continue to pay quarterly distributions during 2000 and beyond. The distribution question will be addressed on a quarterly basis by the General Partners, and will involve the consideration of a number of issues.

The Fund has accrued approximately $443,000 for certain known potential liabilities related to two former investments of the Fund. In addition, the Fund may be exposed to other asserted or unasserted legal claims encountered in the course of its activities, past and present. Other than those amounts for which the Fund has specifically accrued, management does not believe the ultimate resolution of these matters will have a material impact on the operating results, financial position or cash flows of the Fund.


Results of Operations

Investment Income and Expenses

The Fund's investment income consists primarily of interest income earned from the various debt investments held by the Fund. Major expenses include professional fees, fund administration fees, investment advisory fees and administrative expenses.

1999 Compared to 1998

The Fund's net investment loss was $279,357 for the year ended December 31, 1999 on total investment income of $315,738 as compared to net investment income of $57,840 on total investment income of $607,354 for the prior year. Net investment income (loss) per limited partnership unit decreased from $0.05 to $(0.30) and the ratio of net investment income (loss) to average net assets decreased from 0.54% to (4.63)% for the year ended December 31, 1999 in comparison to the prior year.

Net investment income (loss) for the year ended December 31, 1999 decreased primarily as a result of a decrease in investment income in comparison to the prior year. Total expenses also increased, though by a much smaller amount.

Investment income decreased $291,616, or 48.0%, for the year ended December 31, 1999 in comparison to the prior year, This decrease resulted primarily from a decrease in the amount of the Fund's temporary investments and the decisions not to record interest on the Fund's LMC notes during the period from July 1, 1999 through December 31, 1999 and the Fund's RBM notes during the period from August 25, 1998 through May 24, 1999 (see discussions below). The amount of the Fund's temporary investments decreased because of (i) return of capital distributions by the Fund, (ii) the Fund's repurchase of Units during the fourth quarters of 1998 and 1999, (iii) purchases of additional follow-on investments, and (iv) the incurrence of net investment losses by the Fund.

Total expenses increased $45,581 or 8.3%, for the year ended December 31, 1999 in comparison to the prior year. This increase resulted primarily from an increase in professional fees. This increase was partially offset by a decrease in investment advisory fees, and to a lesser extent, other expenses.

Professional fees increased primarily as a result of increases in legal fees incurred in connection with litigation related to LMC's defined contribution pension plan (as discussed below).

Investment advisory fees decreased primarily as a result of (i) the repurchase of Units during the fourth quarters of 1998 and 1999, (ii) the payment of quarterly cash distributions during 1998 that exceeded the Limited Partners' Preferred Return (as defined in the Fund's Partnership Agreement), and (iii) losses realized by the Fund during the second quarter of 1998 with respect to the Mobile Technology, Inc. ("MTI"), Atlas and AR Accessories Group, Inc. ("ARA") portfolio investments. All three of these items decreased the amount of the Fund's available capital (as defined in the Partnership Agreement), which is the base with respect to which the investment advisory fees are calculated.

1998 Compared to 1997

The Fund's net investment income was $57,840 for the year ended December 31, 1998 on total investment income of $607,354 as compared to net investment income of $831,359 on total investment income of $1,370,252 for the prior year. Net investment income per limited partnership unit decreased from $0.75 to $0.05 and the ratio of net investment income to average net assets decreased from 5.55% to 0.54% for the year ended December 31, 1998 in comparison to the prior year.

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


Net Realized Gain (Loss) on Investments

The Fund realized net gains of $410,023 during the year ended December 31, 1999, net losses of $2,497,650 during the year ended December 31, 1998 and net gains of $2,925,017 during the year ended December 31, 1997.

The net realized gains for 1997 resulted from gains on the Fund's Neodata Corporation, Elgin National Industries, Inc., ENI Holding Corp. and Huntington Holdings, Inc. ("Huntington") investments, including a prepayment premium, and an additional realized loss on the Fund's Canadian's investment. The net realized losses for 1998 resulted from losses on the Fund's ARA, MTI and Atlas investments and an additional realized gain on the Fund's Huntington investment.

During 1999, the Fund liquidated its remaining KEMET common stock investment, The Fund received $423,824 of sales proceeds, resulting in aggregate net realized gains of $415,653.

The Fund incurred approximately $6,000 of realized losses during the year ended December 31, 1999 as a result of adjustments relating to certain previously held investments.


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

Prior to 1997, the Fund had recorded cumulative net unrealized loss on investments of $583,302. During 1997, the Fund recorded $9,765 of unrealized gain and $3,315,700 of unrealized loss on investments. In addition, the Fund disposed of investments during 1997 with respect to which the Fund had recorded $86,966 of net unrealized loss during prior years. Therefore, at December 31, 1997, the Fund had net unrealized loss on investments of $3,802,269.

During 1998, the Fund recorded $1,944,753 of unrealized loss on investments. In addition, the Fund disposed of investments during 1998 with respect to which the Fund had recorded $3,497,448 of net unrealized loss during prior years. Therefore, at December 31, 1998, the Fund had net unrealized loss on investments of $2,249,574.

The net increase in unrealized loss on investments during 1999 and the cumulative net unrealized loss on investments at December 31, 1999, consisted of the following components:


                                            Net Changes         Net Unrealized
                                           in Unrealized          Gain (Loss)
                                            Gain (Loss)         Recorded as of
  Portfolio Investment                      During 1999       December 31, 1999
  --------------------                   -----------------    -----------------
Unrealized gains recorded during prior
  years with respect to investments
  disposed of during 1999                $        (255,533)   $              --
LMC                                             (6,238,506)          (6,980,426)
RBM                                                     --             (665,881)
WMI                                                     --           (1,097,306)
                                         -----------------    -----------------
                                         $      (6,494,039)   $      (8,743,613)
                                         =================    =================

LMC has a defined contribution plan (the "Plan"), which was closed during 1995. The current and previous trustees of the Plan failed to assure that the Plan was properly funded. In order to rectify this problem, LMC made demands on the current and previous trustees of the Plan and the previous controlling shareholder that these parties make the necessary payments to the Plan. LMC filed suit against Mr. Wallace, the former controlling shareholder of LMC and the current Plan trustee.

All matters relative to the Plan, including the attendant litigation, were settled during 1999. Mr. Wallace contributed $750,000 to pay the assessed underfunding. He received Class A preferred stock in return for this contribution. LMC gave Mr. Wallace a full release from all claims relative to this matter and has received letters from both the Internal Revenue Service and the Department of Labor indicating that they have "accepted" LMC's actions to date. While this does not mean that future action is precluded, LMC's management believes it to be unlikely.

Simultaneously with the above settlement, the Fund converted its revolving notes that were due October 1, 1999, plus all accrued interest due from LMC, into Class B preferred stock. Effective July 1, 1999, the Fund also discontinued accruing interest on the LMC Senior Subordinated Revolving Notes due October 31, 2000, which it still holds.

LMC experienced significant cash flow shortfalls in December 1999 and January 2000. These cash flow shortfalls, combined with significant reductions in the cash available under the Company's revolving line of credit with CIT Corporation ("CIT"), forced a cessation of production of equipment and severely curtailed LMC's ability to fulfill orders for spare parts. LMC received a notice of default, dated April 6, 2000, from CIT.

LMC has initiated discussions with several potential purchasers of its business, in whole or in part. To date, no meaningful offers have been received. LMC is also exploring a consignment joint venture for its spare parts business. The majority of LMC's employees, including Clyde Noorda, the President, have been released.

The LMC Board of Directors has authorized management to file for bankruptcy protection when, and if, it determines that it is in the best interests of the company to do so. In an effort to preserve value and facilitate the possible sale of the business, the Fund's General Partners approved an additional loan of up to $38,498, subsequent to December 31, 1999. As of March 31, 2000, LMC has drawn down $20,533 of this amount. When these funds are exhausted, LMC will probably have no alternative to a bankruptcy filing.

The Fund previously wrote its LMC investment down by $459,200 and $282,720 during 1995 and 1997, respectively. As a result of the above-described developments, the Fund created additional reserves of $6,238,506 against the carrying values of the Fund's LMC investment during 1999. Thus, as of December 31, 1999, the Fund's total LMC investment had a net carrying value of $226,804, versus its cost of $7,207,230.

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

During December 1998, RBM and its lenders completed a restructuring under which a new senior lender, Wells Fargo Business Credit, replaced Bank of America. As part of this transaction, RBM's principle shareholder, 13i Capital Corporation ("13i"), contributed additional equity to the company and the subordinated lenders, including the Fund, agreed to accept shares of RBM's common stock as payment for the next three quarterly interest payments beginning with the payment that was due during November 1998. As a consequence, the Fund's ownership of RBM, on a fully diluted basis, increased from 5.9% to 7.2%, assuming exercise of its warrants. The restructuring was designed to provide RBM with a period of time in which to secure additional customers and return to a more stable financial position under which RBM could meet its interest obligations to its creditors, including the Fund.

As a result of these developments, the Fund stopped accruing interest on its RBM subordinated debt effective August 24, 1998. In addition, the Fund recorded aggregate writedowns of $665,881 relating to RBM during the year ended December 31, 1998.

RBM resumed paying the quarterly interest payments in cash, commencing with the quarterly interest payment due on August 24, 1999. The Fund placed a $1 aggregate valuation on the RBM common stock that was received in payments of the interest with respect to the nine-month period beginning August 25, 1998 and ending May 24, 1999.

For its fiscal year ended October 31, 1999, RBM's revenue were $11.6 million versus a budget of $12.0 million. For the year, RBM's loss was $1.3 million (pretax) versus a budgeted loss of $1.9 million.

RBM projects sales of approximately $17 million for its fiscal year ended October 31, 2000, with a positive EBITDA. Sales and cash flows for the quarter ended January 31, 2000 were slightly below budget.

RBM remains current with its interest payments and is currently in compliance with all of its senior and subordinated loan covenants. However, it will not make the principal payment scheduled for May 2000 on the Fund's note, because it is not permitted to do so under the terms of an Intercreditor and Subordination Agreement ("Intercreditor Agreement"), between the Fund and RBM's other creditors. This Intercreditor Agreement was a stipulated pre-condition to RBM's debt restructuring, which occurred in late 1998.

13i's CEO has taken over as CEO of RBM. He has brought in a number of new professionals and seems to have stabilized the company. If this continues, the Fund could possibly receive a partial principal payment in the second quarter of 2001, since the Intercreditor Agreement permits such payments, limited to 85% of RBM's EBITDA. Originally, our debt was scheduled to be repaid over the three years ending May 2002. It now appears that it will take considerably longer than this. There is no assurance that any payments will be permitted and any such payments are entirely dependent upon RBM's continued improved performance. The Fund continues to urge a sale or refinancing of the company, but has been unable to obtain the agreement of 13i.

During June 1998, the Fund exchanged its Atlas (which was in bankruptcy proceedings) subordinated notes and warrants for 821,376 shares of common stock of WMI, an Atlanta, Georgia based waste management company. Pursuant to the terms of the agreement, the Fund is prohibited from selling its WMI common stock for 24 months. In addition, the Fund granted the entity acquiring the Fund's Atlas securities a call on the Fund's WMI common stock during the 24-month lock up period and a right of first refusal thereafter. The call price is $11.25 per share.

The WMI common stock, which trades on the OTC Bulletin Board System ("WAST"), closed at $1.78 (an average of the closing bid and ask prices) on the date of the exchange (June 3, 1998). Based on this price, the Fund's WMI common stock had a trading value of $1,462,049 on the date of the exchange. However, due to a number of factors, including the speculative nature of the WMI stock, the two year lock up period and the relative size of the Fund's stock position versus the daily trading volume, FCM decided to carry the WMI stock at the same $1 nominal value that the Atlas securities were previously carried by the Fund.

The Fund recorded a realized loss of $2,125,574 on the exchange, which is equal to the amount of the loss which the Fund claimed for income tax purposes from the disposition of the Atlas securities. The $1,097,306 balance of the unrealized loss previously recorded by the Fund with respect to the Atlas securities continues to be carried by the Fund as an unrealized loss.

The 52-week low for the WMI common stock is $0.02 per share and the current bid price (March 31, 2000) is $0.30 per share.


Readiness for Year 2000

During 1999, FCM completed a review of the accounting and other information systems that are currently being utilized by FCM and the Fund with regard to Year 2000 issues. This review involved both actual tests of parts of the information systems that were conducted by third party consultants and representations received from various software vendors. As a result of this review, FCM believed that all of these systems were Year 2000 compliant. All of the costs associated with this review were paid by FCM.

FCM also corresponded with appropriate third parties, such as the Fund's custodian and transfer agent, concerning whether their information systems were Year 2000 compliant. These third parties represented that their information systems were also Year 2000 compliant.

As a result of the above discussed review, Year 2000 issues were not expected to have any material adverse effects on the Fund's results of operations or financial condition. As of March 31, 2000, the Fund has incurred no Year 2000 related issues.

Inflation and Changing Prices

Inflation has had no material impact on the operations or financial condition of the Fund from inception through December 31, 1999. However, inflation and changing prices, in addition to other factors, may effect the value and the eventual selling price of the Fund's remaining investments.

Item 8. Financial Statements and Supplementary Data


                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.


List of Financial Statements

                                                                                                  Page
                                                                                                  ----
Report of Independent Public Accountants                                                           F-2

Schedule of Investments - December 31, 1999                                                        F-3

Balance Sheets - December 31, 1999 and 1998                                                        F-5

Statements of Operations for each of the years
   ended December 31, 1999, 1998 and 1997                                                          F-6

Statements of Cash Flows for each of the years
   ended December 31, 1999, 1998 and 1997                                                          F-7

Statements of Changes in Net Assets for each of the
   years ended December 31, 1999, 1998 and 1997                                                    F-8

Selected Per Unit Data and Ratios for each of the years
   ended December 31, 1999, 1998, 1997, 1996 and 1995                                              F-9

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
Fiduciary Capital Pension Partners, L.P.:


We have audited the accompanying balance sheets of Fiduciary Capital Pension Partners, L.P. (a Delaware limited partnership) as of December 31, 1999 and 1998, including the schedule of investments as of December 31, 1999, and the related statements of operations, cash flows and changes in net assets for each of the three years in the period ended December 31, 1999 and the selected per unit data and ratios for each of the five years in the period then ended. These financial statements and per unit data and ratios are the responsibility of the partnership's managing general partner. Our responsibility is to express an opinion on these financial statements and per unit data and ratios based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and per unit data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 1999 and 1998 by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and selected per unit data and ratios referred to above present fairly, in all material respects, the financial position of Fiduciary Capital Pension Partners, L.P. as of December 31, 1999 and 1998, and the results of its operations, its cash flows and the changes in its net assets for each of the three years in the period ended December 31, 1999, and the selected per unit data and ratios for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2, the financial statements include investment securities valued at $927,078 at December 31, 1999 (134.9% of net assets) and $6,345,343 at December 31, 1998 (74.9% of net assets) whose values have been estimated by the managing general partner in the absence of readily ascertainable market values. However, because of the inherent uncertainty of valuation, the managing general partner's estimate of values may differ significantly from the values that would have been used had a ready market existed for the securities and the differences could be material.



                             /s/ Arthur Andersen LLP


Denver, Colorado
February 3, 2000.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                             SCHEDULE OF INVESTMENTS

                                DECEMBER 31, 1999

-------------------------------------------------------------------------------------------------------------------
Principal
Amount/                                              Investment           Amortized                    % of Total
Shares                     Investment                   Date                 Cost          Value      Investments
---------           ------------------------         ----------           ----------    -----------   -----------
MANAGED COMPANIES:

$1,632,960          LMC Corporation, 12.00%
                    Senior Subordinated                11/01/96
                    Revolving Notes                     through
                    due 10/31/00(1)                    01/13/99           $1,632,960    $   226,800
71,961 sh.          LMC Corporation
                    Class B Preferred Stock*           08/09/99              719,610              1
239,600 sh.         LMC Corporation,
                    Class C Preferred Stock*           06/10/94            2,389,210              1
4,476,500 sh.       LMC Corporation,                   02/09/96
                    Common Stock*                       through
                                                       08/05/98            2,465,449              1
47.92 sh.           LMC Credit Corp.,
                    Common Stock*                      02/09/96                    1              1
                    ------------------------         ----------           ----------    -----------   -----------
                                                                           7,207,230        226,804          17.4%
                    ------------------------         ----------           ----------    -----------   -----------
$1,290,000          R.B.M. Precision Metal
                    Products, Inc., 13.00%
                    Senior Subordinated
                    Secured Notes due
                    5/24/02(2)                         05/24/95            1,250,254        657,667
12,603.7 sh.        R.B.M. Precision Metal
                    Products, Inc., Warrants to
                    Purchase Common Stock*             05/24/95               73,295              1
12,717 sh.          R.B.M. Precision Metal
                    Products, Inc., Common
                    Stock*                             12/09/98                    1              1
                    ------------------------         ----------           ----------    -----------   -----------
                                                                           1,323,550        657,669          50.5
                    ------------------------         ----------           ----------    -----------   -----------
     Total Investments in Managed Companies (128.7% of net assets)         8,530,780        884,473          67.9
                                                                          ----------    ------------  -----------

NON-MANAGED COMPANIES:

$53,540             Niigata Engineering                12/01/99
                    Co., Ltd.                           through
                    Receivables(3)                     12/10/99               42,604         42,604
                    ------------------------         ----------           ----------    -----------   -----------
                                                                              42,604         42,604           3.3
                    ------------------------         ----------           ----------    -----------   -----------
821,376 sh.         WasteMasters, Inc.,
                    Common Stock(4)*                   06/03/98            1,097,307              1
                    ------------------------         ----------           ----------    -----------   -----------
                                                                           1,097,307              1           0.0
                    ------------------------         ----------           ----------    -----------   -----------
     Total Investment in Non-Managed Company (6.2% of net assets)          1,139,911         42,605           3.3
                                                                          ----------    -----------   -----------




              The accompanying notes to financial statements are an
                         integral part of this schedule.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                                DECEMBER 31, 1999

-------------------------------------------------------------------------------------------------------------------
Principal
Amount/                                              Investment           Amortized                   % of Total
Shares              Investment                          Date                Cost           Value      Investments
---------           ------------------------------   ----------          -----------     ----------   -----------
TEMPORARY INVESTMENTS:

$375,000            Ford Motor Credit Corporation,
                    5.77% Notes due 1/04/00            12/14/99              374,820        374,820
                    ------------------------------   ----------          -----------     ----------   -----------
     Total  Temporary Investments (54.5% of net assets)                      374,820        374,820          28.8
                                                                         -----------     ----------   -----------
     Total Investments (189.4% of net assets)                            $10,045,511     $1,301,898        100.0%
                                                                         ===========     ==========   ===========

(1) The accrual of interest on the notes was discontinued by the Fund effective July 1, 1999.

(2) The terms of the notes provide for three equal annual principal payments of $430,000 commencing on May 24, 2000. However, the Fund is a party to an Intercreditor and Subordination Agreement with R.B.M. Precision Metal Products, Inc.'s ("RBM's") other creditors, which prohibits principal payments on the notes prior to October 31, 2000 and restricts payments thereafter, based on a number of financial formulas contained in the Agreement.

(3) These are non-interest bearing receivables, which were purchased from LMC Corporation ("LMC") at a discount. Payments are due November 21, 2001 and May 21, 2002 in the amounts of $25,361 and $28,179, respectively.

(4) The WasteMasters, Inc. common stock, which trades on the OTC Bulletin Board System, is subject to a 24 month lock up period, a call option and a right of first refusal.

*    Non-income producing security.






              The accompanying notes to financial statements are an
                         integral part of this schedule.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                   BALANCE SHEETS - DECEMBER 31, 1999 AND 1998


                                                             1999           1998
                                                         -----------    -----------
ASSETS:

   Investments
     Portfolio investments, at fair value:
       Managed companies (amortized cost -
         $8,530,780 and $7,761,313, respectively)        $   884,473    $ 6,609,045
       Non-managed companies (amortized cost -
         $1,139,911 and $1,097,307, respectively)             42,605              1
     Temporary investments, at amortized cost                374,820      1,897,223
                                                         -----------    -----------
       Total investments                                   1,301,898      8,506,269
   Cash and cash equivalents                                 130,566        628,670
   Accrued interest receivable                                19,126         85,556
   Other assets                                               20,834         27,234
                                                         -----------    -----------

        Total assets                                     $ 1,472,424    $ 9,247,729
                                                         ===========    ===========

LIABILITIES:

   Due to affiliates                                     $    28,161    $    25,748
   Accounts payable and accrued liabilities                  493,269        470,840
   Distributions payable to partners                         263,575        284,950
                                                         -----------    -----------

     Total liabilities                                       785,005        781,538
                                                         -----------    -----------

COMMITMENTS AND CONTINGENCIES

NET ASSETS:

  Managing General Partner                                  (166,208)      (180,012)
  Limited Partners (equivalent to $0.98 and $9.19,
   respectively, per limited partnership unit based on
   869,796 and 940,336 units outstanding)                    853,627      8,646,203
                                                         -----------    -----------

     Total net assets                                        687,419      8,466,191
                                                         -----------    -----------

         Total liabilities and net assets                $ 1,472,424    $ 9,247,729
                                                         ===========    ===========






              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

          FOR EACH OF THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                   1999           1998           1997
                                               -----------    -----------    -----------
INVESTMENT INCOME:
   Income:
     Interest                                  $   314,326    $   596,296    $ 1,109,776
      Dividend                                          --             --        241,806
     Other income                                    1,412         11,058         18,670
                                               -----------    -----------    -----------
       Total investment income                     315,738        607,354      1,370,252
                                               -----------    -----------    -----------

   Expenses:
     Professional fees                             210,116        141,780        140,520
     Fund administration fees                      118,327        118,327        118,327
     Investment advisory fees                       82,162        102,251        120,800
     Administrative expenses                        68,895         68,895         68,895
     Independent General Partner fees
       and expenses                                 53,861         52,076         46,966
     Other expenses                                 61,734         66,185         43,385
                                               -----------    -----------    -----------
       Total expenses                              595,095        549,514        538,893
                                               -----------    -----------    -----------

NET INVESTMENT (LOSS) INCOME                      (279,357)        57,840        831,359
                                               -----------    -----------    -----------

REALIZED AND UNREALIZED
   GAIN (LOSS) ON INVESTMENTS:

     Net realized gain (loss) on investments       410,023     (2,497,650)     2,925,017
     Net change in unrealized loss on
        investments                             (6,494,039)     1,552,695     (3,218,969)
                                               -----------    -----------    -----------
         Net loss on investments                (6,084,016)      (944,955)      (293,952)
                                               -----------    -----------    -----------

NET (DECREASE) INCREASE IN NET
   ASSETS RESULTING FROM OPERATIONS            $(6,363,373)   $  (887,115)   $   537,407
                                               ===========    ===========    ===========






              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

          FOR EACH OF THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                     1999           1998           1997
                                                                 -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (decrease) increase in net assets
     resulting from operations                                   $(6,363,373)   $  (887,115)   $   537,407
   Adjustments to reconcile net (decrease) increase
     in net assets resulting from operations to net cash
     (used in) provided by operating activities:
       Accreted discount on portfolio investments                    (12,987)       (11,424)       (33,210)
       Interest income received in stock                             (69,360)            --             --
       Change in assets and liabilities:
         Accrued interest receivable                                  66,430        (17,592)        27,243
         Other assets                                                  6,400         31,692        (52,280)
         Due to affiliates                                             2,413         (8,048)       (13,572)
         Accounts payable and accrued liabilities                     16,798          2,227        (16,882)
       Net realized (gain) loss on investments                      (410,023)     2,497,650     (2,925,017)
       Net change in unrealized loss on investments                6,494,039     (1,552,695)     3,218,969
                                                                 -----------    -----------    -----------
           Net cash (used in) provided by operating activities      (269,663)        54,695        742,658
                                                                 -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of portfolio investments                                (737,894)    (2,868,290)      (834,624)
   Proceeds from dispositions of portfolio investments               423,824      1,124,615      8,848,738
   Sale (purchase) of temporary investments, net                   1,522,403      6,297,597     (5,097,059)
                                                                 -----------    -----------    -----------
     Net cash provided by investing activities                     1,208,333      4,553,922      2,917,055
                                                                 -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions paid to partners                            (1,139,801)    (3,503,484)    (2,455,291)
   Repurchase of limited partnership units                          (296,973)      (752,571)    (1,162,619)
                                                                 -----------    -----------    -----------
     Net cash used in financing activities                        (1,436,774)    (4,256,055)    (3,617,910)
                                                                 -----------    -----------    -----------

NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                                             (498,104)       352,562         41,803

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                                                 628,670        276,108        234,305
                                                                 -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT
   END OF YEAR                                                   $   130,566    $   628,670    $   276,108
                                                                 ===========    ===========    ===========

NONCASH INVESTING AND
    FINANCING ACTIVITIES
      Investments exchanged for other investments                $        --    $ 1,360,801    $        --
                                                                 ===========    ===========    ===========






              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                       STATEMENTS OF CHANGES IN NET ASSETS

          FOR EACH OF THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                   1999            1998            1997
                                                               ------------    ------------    ------------
(Decrease) increase in net assets resulting from operations:
     Net investment (loss) income                              $   (279,357)   $     57,840    $    831,359
     Net realized gain (loss) on investments                        410,023      (2,497,650)      2,925,017
     Net change in unrealized loss on
       investments                                               (6,494,039)      1,552,695      (3,218,969)
                                                               ------------    ------------    ------------
         Net (decrease) increase in net
           assets resulting from operations                      (6,363,373)       (887,115)        537,407

Repurchase of limited partnership units                            (296,973)       (752,571)     (1,162,618)

Distributions to partners from -
   Net investment income                                                 --         (85,585)       (831,359)
   Realized gain on investments                                          --      (1,402,287)     (1,608,939)
   Return of capital                                             (1,118,426)     (1,270,116)       (710,627)
                                                               ------------    ------------    ------------

     Total decrease in net assets                                (7,778,772)     (4,397,674)     (3,776,136)

Net assets:

   Beginning of year                                              8,466,191      12,863,865      16,640,001
                                                               ------------    ------------    ------------

   End of year (including no undistributed
     net investment income)                                    $    687,419    $  8,466,191    $ 12,863,865
                                                               ============    ============    ============






              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                        SELECTED PER UNIT DATA AND RATIOS

    FOR EACH OF THE YEARS ENDED DECEMBER 31, 1999, 1998, 1997, 1996 AND 1995


                                                     1999            1998            1997              1996              1995
                                                -------------   -------------   -------------     -------------     -------------
Per Unit Data:
   Investment income(1)                         $         .34   $         .53   $        1.24     $        1.11     $        1.75
   Expenses(1)                                           (.64)           (.48)           (.49)             (.47)             (.42)
                                                -------------   -------------   -------------     -------------     -------------
     Net investment (loss) income(1)                     (.30)            .05             .75               .64              1.33

   Net realized gain (loss) on investments(1)             .44           (2.17)           2.64             (2.88)             2.92

   Net change in unrealized loss on
     investments(1)                                     (6.96)           1.35           (2.91)             1.93             (4.71)

   Effect of unit repurchases on
     net asset value                                     (.19)            .01              --              (.02)             (.20)

   Distributions declared to partners                   (1.20)          (2.71)          (2.90)            (1.20)            (1.20)
                                                -------------   -------------   -------------     -------------     -------------

   Net decrease in net asset value                      (8.21)          (3.47)          (2.42)            (1.53)            (1.86)

   Net asset value:
     Beginning of period                                 9.19           12.66           15.08             16.61             18.47
                                                -------------   -------------   -------------     -------------     -------------
     End of period                              $        0.98   $        9.19   $       12.66     $       15.08     $       16.61
                                                =============   =============   =============     =============     =============

Ratios:
   Ratio of expenses to average net assets               9.87%           5.15%           3.60%             2.92%             2.27%
   Ratio of net investment (loss) income
     to average net assets                              (4.63)%          0.54%           5.55%             4.05%             7.22%

Number of limited partnership units
   at the end of period                               869,796         940,336       1,020,142         1,104,881         1,196,564

----------
   (1) Calculated using the weighted average number of limited partnership units outstanding during the years ended December 31, 1999, 1998, 1997, 1996 and 1995 of 932,412, 1,010,959, 1,095,362, 1,186,294 and
         1,285,717, respectively.





             The accompanying notes to financial statements are an integral part of these selected per unit data and ratios.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998


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

The investment objective of the Fund was to provide current income and capital appreciation by investing primarily in subordinated debt and related equity securities issued as the mezzanine financing of privately structured, friendly leveraged buyouts, leveraged acquisitions and leveraged recapitalizations. These investments are referred to herein as "portfolio investments". Managed companies are those to which significant managerial assistance is offered. As discussed below, the Fund is now in a liquidation mode.

As set forth in the Partnership Agreement, the Fund's investment period ended on December 31, 1995. Although the Fund is permitted to make additional investments in existing portfolio companies, the Fund is no longer permitted to acquire investments in new portfolio companies. A number of alternative actions through which the Fund could be liquidated by the end of 2000 are currently being considered. Once a specific plan of liquidation is developed, the requisite regulatory procedures required to liquidate the Fund will be followed.

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

                           DECEMBER 31, 1999 AND 1998

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

                           DECEMBER 31, 1999 AND 1998


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

Prior to 1998, cash distributions and earnings of the Fund were allocated 99% to the Limited Partners and 1% to FCM. Pursuant to the terms of the Fund's Partnership Agreement, the Fund's 1998 loss was allocated approximately 88% to the Limited Partners and approximately 12% o FCM, and the portion of the 1998 cash distributions that exceeded the partners' cumulative preferred return was allocated 100% to the Limited Partners. Approximately 100% of the Fund's 1999 loss was allocated to the Limited Partners, and 1999 distributions were allocated 99% to the Limited Partners and 1% to FCM.


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

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

DECEMBER 31, 1999 AND 1998


Repurchases of Units since the adoption of the plan are summarized as follows:

                                                   Units Repurchased                      Net Asset Value per Unit
                                              -----------------------------               -------------------------
                                                              Percentage
        Date of                                              of Outstanding                              Net of the
    Repurchase Offer                          Number             Units                    Gross            2% Fee
    ----------------                          -------        --------------               ------         ----------
     November 1993                             61,850            4.15%                    $18.33           $17.96
     November 1994                            130,951            9.17%                     18.35            17.98
     November 1995                            100,435            7.74%                     19.51            19.12
     November 1996                             91,683            7.66%                     15.71            15.40
     November 1997                             84,739            7.67%                     13.72            13.45
     November 1998                             79,806            7.82%                      9.43             9.24
     November 1999                             70,540            7.50%                      4.21             4.13


6.       INVESTMENT ADVISORY FEES

As compensation for its services as investment adviser, FCM receives a subordinated monthly fee at the annual rate of 1% of the Fund's available capital, as defined in the Partnership Agreement, net of certain fees received directly by FCM from the Fund's portfolio companies. Investment advisory fees of $82,162, $102,251 and $120,800 were incurred by the Fund for 1999, 1998 and
1997, respectively.


7.       FUND ADMINISTRATION FEES

As compensation for its services as fund administrator, FCM receives a monthly fee at the annual rate of 0.45% of net proceeds available for investment, as defined in the Partnership Agreement. Fund administration fees of $118,327 were incurred each year by the Fund during 1999, 1998 and 1997. FCM is also reimbursed, subject to various limitations, for administrative expenses incurred in providing accounting and investor services to the Fund. The Fund reimbursed FCM for administrative expenses of $68,895 each year during 1999, 1998 and 1997.


8.       INDEPENDENT GENERAL PARTNER FEES AND EXPENSES

As compensation for services rendered to the Fund, each of the Independent General Partners receives from the Fund and FCP an annual fee of $30,000, payable monthly in arrears, together with all out-of-pocket expenses. Each fund's allocation of these fees and expenses is based on the relative number of outstanding Units. Fees and expenses of $53,861, $52,076 and $46,966 were incurred by the Fund for 1999, 1998 and 1997, respectively.


9.       OTHER RELATED PARTY TRANSACTIONS

FCM and its affiliates are entitled to reimbursement of direct expenses paid on behalf of the Fund. Such reimbursements amounted to $260,320, $238,068 and $256,851 during 1999, 1998 and 1997, respectively.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                           DECEMBER 31, 1999 AND 1998


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

Although the Fund cannot eliminate the risks associated with its investments in these high-yield securities, it has established risk management procedures. The Fund subjected each prospective investment to rigorous analysis, and made only those investments that were recommended by FCM and that met the Fund's investment guidelines or that were otherwise approved by the Independent General Partners. The Fund also has procedures in place to continually monitor its portfolio companies.

As of December 31, 1999, the Fund held portfolio investments in two Managed Companies, with an aggregate cost of approximately $8.5 million, and two Non-Managed Companies, with an aggregate cost of approximately $1.1 million. During the year ended December 31, 1999, the Fund acquired additional follow-on investments in LMC at an aggregate cost of approximately $0.7 million, including the Niigata receivables that were purchased from LMC.

During 1999, the Fund liquidated its remaining KEMET Corporation common stock investment. The Fund received $423,824 of sales proceeds, resulting in aggregate net realized gains of $415,653.

The Fund has pledged the common stock it owns in LMC Credit Corp. as collateral for the corporation's debt. None of the Fund's other portfolio investments are pledged or otherwise encumbered.


11.      UNREALIZED GAIN (LOSS) ON INVESTMENTS

As of December 31, 1998, the Fund had recorded net unrealized loss on investments of $2,249,574. During 1999, the Fund recorded $6,238,506 of additional unrealized loss on investments. In addition, the Fund disposed of investments during 1999 with respect to which the Fund had recorded $255,533 of net unrealized gain during prior years. Therefore, at December 31, 1999, the Fund had recorded net unrealized loss on investments of $8,743,613.


12.      NON-ACCRUAL STATUS OF INVESTMENTS

In accordance with the Fund's accounting policies, the Fund stopped accruing interest on the LMC Senior Subordinated Revolving Notes effective July 1, 1999. In addition, the Fund did not record interest income with respect to the R.B.M. Precision Metal Products, Inc. ("RBM") Senior Subordinated Secured Notes during the period from August 25, 1998 through May 24, 1999. The Fund received RBM common stock in payment of the interest with respect to this nine month period and the stock was valued at $1 by the Fund.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                           DECEMBER 31, 1999 AND 1998


13.      COMMITMENTS AND CONTENGENCIES

Litigation The Fund has accrued approximately $443,000 for certain known potential liabilities related to former investments of the Fund. In addition, the Fund may be exposed to other asserted or unasserted legal claims encountered in the course of its activities, past and present. Other than those amounts for which the Fund has specifically accrued, management does not believe the ultimate resolution of these matters will have a material adverse impact on the operating results, financial position or cash flows of the Fund.


14.      RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

The following is a reconciliation of the net increase in net assets resulting from operations in the accompanying financial statements to the taxable income reported for federal income tax purposes:

                                                         1999           1998           1997
                                                     -----------    -----------    -----------
   Net (decrease) increase in net assets resulting
     from operations per financial statements        $(6,363,373)   $  (887,115)   $   537,407
   Increase (decrease) resulting from:
     Unrealized loss on investments                    6,494,038     (1,552,695)     3,218,969
      Realized gains and losses on investments             5,631     (2,919,771)       (73,962)
     Fee income, net of amortization                          --             --        (47,396)
     Interest income                                       7,690        133,320             --
     Other                                                11,606        (11,221)       (19,564)
                                                     -----------    -----------    -----------
   Taxable income (loss) per federal
income tax return                                    $   155,592    $(5,237,482)   $ 3,615,454
                                                     ===========    ===========    ===========


The following is a reconciliation of the amount of the Fund's net assets as shown in the accompanying financial statements and the tax bases of the Fund's net assets:

                                                  1999          1998          1997
                                              -----------   -----------   -----------
Net assets per financial statements           $   687,419   $ 8,466,191   $12,863,865
  Unrealized loss on investments                8,743,612     2,249,574     3,802,271
  Syndication, organization and
    start-up costs, net                         2,517,779     2,851,719     2,982,080
   Realized gains and losses on investments       442,971       437,340     3,357,111
  Distributions payable                           263,575       284,950     1,030,446
  Additional stock and note basis                 141,012       133,322            --
  Accrued expenses                                 34,524        22,800        24,050
                                              -----------   -----------   -----------
Tax bases of net assets                       $12,830,892   $14,445,896   $24,059,823
                                              ===========   ===========   ===========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in accountants or disagreements with accountants with respect to accounting or financial disclosure issues during 1999 or 1998.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

The Fund has no directors or executive officers. The General Partners of the Fund jointly manage and control the affairs of the Fund and have general responsibility and authority in all matters affecting its business.

FCM serves as Investment Adviser to the Fund and is responsible for the identification of all investments made by the Fund and all other investment advisory services necessary for the operation of the Fund in carrying out its investment objectives and policies. The Investment Committee of FCM is responsible for approval of all investment decisions of FCM with respect to the Fund and consists of seven members. Five of the seven members are appointed by FCM Fiduciary Capital Corporation ("FCC") and two are appointed by Mezzanine Capital Corporation ("MCC"). The current members of the Investment Committee are Paul Bagley, W. Duke DeGrassi and Michael G. Rafferty, appointed by FCC; and Stephen R. Dyer and Clifford B. Wattley, appointed by MCC. Election of two additional members to the Investment Committee by FCC remains undetermined as of the date of this Report. The Independent General Partners oversee the investment activities of the Investment Adviser.

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

Paul Bagley, age 57, is Chairman, Chief Executive Officer and an Investment Committee Member of FCM. Mr. Bagley is a founding principal of Stone Pine Capital, LLC, a group that provides mezzanine capital to fund acquisitions, buyouts, growth and recapitalization and is also associated with Stone Pine Asset Management, LLC and Stone Pine Investment Banking, LLC. Mr. Bagley was Chief Executive Officer of Laidlaw Holdings, Inc., an investment services company, from January 1995 until November 1996. For more than twenty years prior to October 1988, Mr. Bagley was engaged in investment banking activities with Shearson Lehman Hutton Inc. and its predecessor, E.F. Hutton & Company Inc. Mr. Bagley served in various capacities with Shearson and E.F. Hutton, including Executive Vice President and Director, Managing Director, Head of Direct Investment Origination and Manager of Corporate Finance. Mr. Bagley serves as Chairman of the Board of Directors of Silver Screen Management, Inc. and International Film Investors, Inc., which manage film portfolios. Mr. Bagley is also a director of Consolidated Capital of North America, Inc. and Hollis-Eden Pharmaceuticals, Inc., both publicly held companies, LMC Corporation, a privately held manufacturer of low ground pressure vehicles, and Hamilton Lane Private Equity Fund, PLC, an Irish Stock Exchange listed investment partnership. Mr. Bagley graduated from the University of California at Berkeley in 1965 with a B.Sc. in Business and Economics and from Harvard Business School in 1968 with an M.B.A. in Finance.

W. Duke DeGrassi, age 53, is the President and an Investment Committee Member of FCM. Mr. DeGrassi is also the Chief Investment Officer of Hamilton Lane Advisors and an owner of The Stone Pine Companies, a group of private entities, that provide asset management and investment banking services to third parties, which are not related to the Funds. From May 1988 to December 1993, Mr. DeGrassi was a Corporate Vice President with PaineWebber Incorporated. From 1986 and until joining PaineWebber, Mr. DeGrassi was a Vice President in the Direct Investments Group at Shearson Lehman Hutton Inc. Prior to that, Mr. DeGrassi spent seventeen years as a financial executive in the energy business, working both domestically and in foreign operations. Mr. DeGrassi received a Bachelor of Business Administration in accounting from the University of Texas at Austin in 1969. Mr. DeGrassi serves as Chairman of the Board and Chief Executive Officer of LMC Corporation.

Donald R. Jackson, age 50, is a Senior Vice President, Treasurer, Chief Financial and Accounting Officer and Compliance Officer of FCM. Mr. Jackson is also an owner of The Stone Pine Companies, a group of private entities, that provide asset management and investment banking services to third parties, which are not related to the Funds. From January 1990 to June 1994, Mr. Jackson was a Corporate Vice President with PaineWebber Incorporated, where he was involved in the financial administration of various publicly and privately offered investment programs. During 1989, Mr. Jackson was self-employed. Immediately prior to that he was a First Vice President in the Direct Investments Group with Shearson Lehman Hutton Inc. From 1972 to 1986, Mr. Jackson was associated with the accounting firm of Arthur Andersen & Co., serving as a partner from 1981 to 1986. He received a Bachelor of Science degree in accounting in 1971 from the University of Denver and is a Certified Public Accountant. Mr. Jackson serves as a director of LMC Corporation and Consolidated Capital of North America, Inc.

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

For information regarding Paul Bagley, W. Duke DeGrassi, and Donald R. Jackson see the above section concerning the management of FCM.


                          Mezzanine Capital Corporation

         Name                               Positions Held
         ----                               --------------

         Stephen R. Dyer                    President and Director
         Clifford B. Wattley                Vice President, Assistant Secretary
                                              and Director
         Carmine Fusco                      Vice President, Secretary, Treasurer
                                              and Chief Financial and
                                              Accounting Officer


Stephen R. Dyer, age 40, is President, Assistant Secretary and Director of Mezzanine Capital Corporation. He joined PaineWebber Incorporated in June 1988 as a Divisional Vice President and is currently a Senior Vice President and Director of Private Investments. Prior to joining PaineWebber Incorporated, Mr. Dyer had been employed, since June 1987, as an Assistant Vice President in the Retail National Products Group of L.F. Rothschild & Co. Incorporated. Prior to joining L.F. Rothschild, he was employed, beginning in January 1985, as an Associate in the Real Estate Department of Thomson McKinnon Securities Inc. From July 1981 to August

1983, Mr. Dyer was on the audit staff of the accounting firm of Arthur Young & Company. He received his Bachelor of Science degree in Accounting in 1981 from Boston College and a Masters of Business Administration from Indiana University in December 1984. Mr. Dyer is a Certified Public Accountant.

Clifford B. Wattley, age 50, is a Vice President, Assistant Secretary and Director of Mezzanine Capital Corporation. Mr. Wattley is a Corporate Vice President with PaineWebber Incorporated, having joined the firm in 1986. He also was employed previously by Paine, Webber, Jackson & Curtis from 1979 to 1980. From 1986 to 1992, Mr. Wattley participated in PaineWebber's Principal Transactions Group. Since 1992, Mr. Wattley has been a member of the Private Investment Department. He holds a Bachelor of Science degree in engineering from Columbia University and a Masters in Business Administration from Harvard University.

Carmine Fusco, age 31, is a Vice President, Secretary, Treasurer and Chief Financial and Accounting Officer of Mezzanine Capital Corporation. He also serves as an Assistant Vice President within the Private Investments Department of PaineWebber Incorporated. Mr. Fusco was previously employed as a Financial Valuation Consultant in the Business Valuation Group of Deloitte & Touche, LLP from January 1997 to August 1998. He was employed as a Commodity Fund Analyst in the Managed Futures Department of Dean Witter Reynolds Incorporated, from October 1994 to November 1995. Prior to joining Dean Witter, Mr. Fusco was a Mutual Fund Accountant with the Bank of New York Company Incorporated. He received his Bachelor of Science degree in Accounting and Finance in May 1991 from Rider University and a Master of Business Administration from Seton Hall University in June 1996.


                          Independent General Partners

A.       E. Bruce Fredrikson

E. Bruce Fredrikson, age 62, has been an Independent General Partner since 1992. Dr. Fredrikson is a Professor of Finance at Syracuse University School of Management where he has taught since 1966 and has previously served as Chairman of the Finance Department. Dr. Fredrikson has a bachelor's degree in economics from Princeton University and a master's degree in business administration and a Ph.D. in finance from Columbia University. Dr. Fredrikson serves as a director of Innodata Corporation and Track Data Corporation.

B.       Mark A. Sargent

Mark A. Sargent, age 48, is the Dean and a Professor of Law at Villanova University School of Law. From 1989 to 1997, he was a Professor of Law at the University of Maryland School of Law, and served as Associate Dean from 1995 to 1997. Mr. Sargent is also currently a member of the editorial boards for several business law publications, a consultant on corporate and securities law matters, and an arbitrator for disputes in the securities industry. In 2000, he was elected to the National Adjudicatory Council of NASD regulation. Mr. Sargent has a bachelors degree from Wesleyan University, a masters degree in history from Cornell University and a J.D. degree from Cornell Law School.

C.       Phillip Siegel

Phillip Siegel, age 57, is an independent business consultant. From June through November 1999, Mr. Siegel was Chairman and Chief Executive Officer of Vidikron Technologies Group, Inc. From May 1996 through February 1998, Mr. Siegel was a Vice President and Chief Financial Officer of Health Management Systems, Inc. From 1993 until May 1996, Mr. Siegel was an independent business consultant. He served as senior executive officer of Presidential Life Insurance Company from December 1989 until February 1993, most recently as Senior Vice President. During 1988, Mr. Siegel served as Chief Operating Officer and Chief Financial Officer of Sherwood Group and Sherwood Securities. From 1972 through 1987, Mr. Siegel served in various senior executive capacities for the American subsidiary of Reuters Limited, PLC, including as Vice President for Acquisitions, as Vice President and General Counsel, and as the senior financial officer.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 furnished to the Fund during 1999 and 2000, and written representations by the persons listed above, the Fund has not identified any such person that failed to file on a timely basis the forms required by Section 16(a) of the Exchange Act for fiscal year 1999.


Item 11. Executive Compensation

No compensation was paid by the Fund to the officers and directors of the General Partners during 1999. See Item 13 of this Report, "Certain Relationships and Related Transactions" for a description of the compensation and fees paid to the General Partners and their affiliates by the Fund during 1999.


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

         (b) No directors of FCM Fiduciary Capital Corporation, no directors or officers of Mezzanine Capital Corporation and no Independent General Partners owned any Units as of March 1, 2000. One officer of FCM Fiduciary Capital Management Company and FCM Fiduciary Capital Corporation owned 26 Units as of March 1, 2000.

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

Following is a summary of the amounts paid, or payable, to the General Partners and their affiliates for 1999.

Investment Advisory Fees.     As compensation for its services as investment
adviser, FCM receives a subordinated monthly fee at the annual rate of 1% of the Fund's available capital, as defined in the Partnership Agreement, net of certain fees received directly by FCM from the Fund's portfolio companies. During 1999, FCM earned investment advisory fees of $82,162.

 Fund Administration Fees.     As compensation for its services as fund
administrator, FCM receives a monthly fee at an annual rate of 0.45% of net proceeds available for investment, as defined in the Partnership Agreement. During 1999, FCM earned fund administration fees of $118,327. The Fund also reimbursed FCM for $68,895 of administrative expenses incurred in providing accounting and investor services to the Fund during 1999.

Independent General Partner Fees and Expenses.    As compensation for services
rendered to the Fund, each of the Independent General Partners receives from the Fund and FCP an annual fee of $30,000, payable monthly in arrears, together with all out-of-pocket expenses. Each fund's allocation of these fees and expenses is based on the relative number of outstanding Units. Fees and expenses of $53,861 were incurred by the Fund during 1999.

Accountable Expenses.    FCM and its affiliates are entitled to reimbursement of
direct expenses paid on behalf of the Fund. During 1999, such reimbursements amounted to $260,320.

Partnership Interest.    FCM received cash distributions of $11,184 as their
allocable share of distributions for 1999. In addition, $24,988 of the Fund's net investment income and net gain (loss) on investments for 1999 was allocated to FCM.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) and (d)       The following documents are filed as part of this Report:

                  1. Financial Statements: See List of Financial Statements in Item 8.

                  2.       Financial Statement Schedules: None.

           (b) The Partnership did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1999.

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

                      (b) Amendment to Custody Agreement of Fiduciary Capital Pension Partners, L.P., dated as of October 13, 1992. Filed as Exhibit 10.2(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.*

----------
* Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, reference is made to the document previously filed with the Commission which is incorporated herein by reference.

             Exhibit No.   Description

                10.2  (c)    Second Amendment to Custody Agreement of Fiduciary
                             Capital Pension Partners, L.P., dated as of January
                             21, 1994. Filed as Exhibit 10.2(c) to the
                             Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.*

                10.3 Administrative Services Contract, dated as of August 14, 1990, between Fiduciary Capital Pension Partners, L.P. and FFCA Fiduciary Capital Management Company. Filed as Exhibit 10-D to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.*

                10.5         Transfer Agent Agreement, dated as of
                             April 1, 1999, by and among Fiduciary Capital Pension Partners, L.P., FCM Fiduciary Capital Management Company and GEMISYS Corporation.

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



----------
* Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, reference is made to the document previously filed with the Commission which is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:  April 10, 2000

                        FIDUCIARY CAPITAL PENSION PARTNERS, L.P.
                        (Registrant)

                        By: FCM FIDUCIARY CAPITAL MANAGEMENT COMPANY its Managing General Partner


                                 By:     /s/ W. Duke DeGrassi
                                        --------------------------
                                         W. Duke DeGrassi
                                         President


                                 By:     /s/ Donald R. Jackson
                                        --------------------------
                                         Donald R. Jackson
                                         Senior Vice President, Treasurer and
                                         Chief Financial and Accounting Officer


                        By:      E. BRUCE FREDRIKSON
                                 Independent General Partner


                                 /s/ E. Bruce Fredrikson
                                 ---------------------------




                        By:      MARK A. SARGENT
                                 ---------------------------
                                 Independent General Partner


                                 /s/ Mark A. Sargent
                                 ---------------------------




                         By:     PHILLIP SIEGEL
                                 Independent General Partner


                                 /s/ Phillip Siegel
                                 ---------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities indicated on April 10, 2000.


         SIGNATURE OF THE SOLE DIRECTOR OF THE MANAGING GENERAL PARTNER OF FCM FIDUCIARY CAPITAL MANAGEMENT COMPANY (A DELAWARE GENERAL PARTNERSHIP), MANAGING GENERAL PARTNER OF THE REGISTRANT.

         Signature                                                       Title
         ---------                                                       -----


         /s/ Paul Bagley                                       Chief Executive Officer and Sole
         -----------------------------------                   Director of FCM Fiduciary Capital
         Paul Bagley                                           Corporation, managing general partner
                                                               of FCM Fiduciary Capital Management
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

    10.5 Transfer Agent Agreement, dated as of April 1, 1999, by and among Fiduciary Capital Pension Partners, L.P., FCM
                    Fiduciary Capital Management Company and GEMISYS
                    Corporation.

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

----------
   * See Item 14(c) for statement of location of exhibits incorporated by reference.