Form 10-Q
period 2000-03-31
FIDUCIARY CAPITAL PENSION PARTNERS L P
filed 2000-05-15
CIK 841688

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 2000
                              -------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  -----------------------

Commission file number      0-17738
                      --------------------------------------------------------

                    Fiduciary Capital Pension Partners, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                               86-0653603
-----------------------------                              -------------------
(State of organization)                                     (I.R.S. Employer
                                                           Identification No.)


  410 17th Street
    Suite 400
  Denver, Colorado                                                  80202
---------------------                                      -------------------
(Address of principal                                            (Zip Code)
executive offices)


       Registrant's telephone number, including area code (800) 866-7607
                                                          --------------



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No.
                                                ---     ---

                    Fiduciary Capital Pension Partners, L.P.
                      Quarterly Report on Form 10-Q for the
                          Quarter Ended March 31, 2000



                                Table of Contents

                                                                                         Page
                                                                                         ----
  Part I. FINANCIAL INFORMATION
          Item 1.  Financial Statements (unaudited)                                       3

                   Schedule of Investments -
                   March 31, 2000                                                         3

                   Balance Sheets - March 31, 2000 and
                   December 31, 1999                                                      5

                   Statements of Operations for the three months
                   ended March 31, 2000 and 1999                                          6

                   Statements of Cash Flows for the three months
                   ended March 31, 2000 and 1999                                          7

                   Statements of Changes in Net Assets for the
                   three months ended March 31, 2000 and
                   for the year ended December 31, 1999                                   8

                   Selected Per Unit Data and Ratios                                      9

                   Notes to Financial Statements                                         10

          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                                            12


  Part II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K                                      18

                         Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                             SCHEDULE OF INVESTMENTS

                                 MARCH 31, 2000
                                 --------------
                                   (unaudited)


Principal
Amount/                                             Investment         Amortized                      % of Total
Shares                    Investment                   Date              Cost            Value        Investments
--------------      -------------------------       ----------       -----------      ------------    -----------
MANAGED COMPANIES:

$1,632,960          LMC Corporation, 12.00%
                    Senior Subordinated              11/01/96
                    Revolving Notes                   through
                    due 10/31/00(1)                  01/13/99        $ 1,632,960      $    226,800
$20,533             LMC Corporation, 12.00%          02/07/00
                    Promissory Notes due              through
                    8/7/00(2)                        03/22/00             20,533            20,533
71,961 sh.          LMC Corporation,
                    Class B Preferred Stock*         08/09/99            719,610                 1
239,600 sh.         LMC Corporation,
                    Class C Preferred Stock*         06/10/94          2,389,210                 1
4,476,500 sh.       LMC Corporation,                 02/09/96
                    Common Stock*                     through
                                                     08/05/98          2,465,449                 1
47.92 sh.           LMC Credit Corp.,
                    Common Stock*                    02/09/96                  1                 1
                                                                     -----------      ------------    -----------
                                                                       7,227,763           247,337           24.1%
                                                                     -----------      ------------    -----------
$1,290,000          R.B.M. Precision Metal
                    Products, Inc., 13.00%
                    Senior Subordinated
                    Secured Notes due
                    5/24/02(3)                       05/24/95          1,255,830           663,243
12,603.7 sh.        R.B.M. Precision Metal
                    Products, Inc., Warrants to
                    Purchase Common Stock*           05/24/95             73,295                 1
12,717 sh.          R.B.M. Precision Metal
                    Products, Inc., Common
                    Stock*                           12/09/98                  1                 1
                                                                     -----------      ------------    -----------
                                                                       1,329,126           663,245           64.7
                                                                     -----------      ------------    -----------
    Total Investments in Managed Companies (145.7% of net assets)      8,556,889           910,582           88.8
                                                                     -----------      ------------    -----------






             The accompanying notes to financial statements are an
                         integral part of this schedule.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                                 MARCH 31, 2000
                                 --------------
                                   (unaudited)


Principal
Amount/                                             Investment         Amortized                      % of Total
Shares                    Investment                   Date              Cost            Value        Investments
--------------      -------------------------       ----------       -----------      ------------    -----------
NON-MANAGED COMPANIES:

$129,623            Niigata Engineering              12/01/99
                    Co., Ltd.                        through
                    Receivables(4)                   01/03/00            114,606           114,606
                                                                     -----------      ------------    -----------
                                                                         114,606           114,606           11.2
                                                                     -----------      ------------    -----------

821,376 sh.         WasteMasters, Inc.,
                    Common Stock(5)*                 06/03/98          1,097,307                 1
                                                                     -----------      ------------    -----------
                                                                       1,097,307                 1            0.0
                                                                     -----------      ------------    -----------
     Total  Investment in Non-Managed
       Companies (18.4% of  net assets)                                1,211,913           114,607           11.2
                                                                     -----------      ------------    -----------
     Total Investments (164.1% of net assets)                        $ 9,768,802      $  1,025,189          100.0%
                                                                     ===========      ============    ===========

(1) The accrual of interest on the notes was discontinued by the Fund effective July 1, 1999.

(2) The Fund has committed to provide up to $38,498 of financing pursuant to the terms of these notes. The Fund has not accrued any interest income on these notes.

(3) The terms of the notes provide for three equal annual principal payments of $430,000 commencing on May 24, 2000. However, the Fund is a party to an Intercreditor and Subordination Agreement with R.B.M. Precision Metal Products, Inc.'s ("RBM's") other creditors, which prohibits principal payments on the notes prior to October 31, 2000 and restricts payments thereafter, based on a number of financial formulas contained in the Agreement.

(4) These are non-interest bearing receivables, which were purchased from LMC Corporation ("LMC") at a discount. Payments are due on May 21, 2000, November 21, 2000, May 21, 2001 and November 21, 2001 each in the amount of $25,361 and on May 21, 2002 in the amount of $28,179.

(5) The WasteMasters, Inc. common stock, which trades on the OTC Bulletin Board System, is subject to a 24-month lock up period through May 2000, a call option and a right of first refusal.

*    Non-income producing security.







             The accompanying notes to financial statements are an
                         integral part of this schedule.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                                 BALANCE SHEETS

                      MARCH 31, 2000 AND DECEMBER 31, 1999
                      ------------------------------------
                                   (unaudited)

                                                               2000            1999
                                                          -------------    -------------
ASSETS:
  Investments:
     Portfolio investments, at value:
        Managed companies (amortized cost -
          $8,556,889 and $8,530,780,
          respectively)                                   $     910,582    $     884,473
     Non-managed companies (amortized cost -
        $1,211,913 and $1,139,911, respectively)                114,607           42,605
     Temporary investments, at amortized cost                        --          374,820
                                                          -------------    -------------
        Total investments                                     1,025,189        1,301,898
  Cash and cash equivalents                                     103,682          130,566
  Accrued interest receivable                                    17,300           19,126
  Other assets                                                   13,075           20,834
                                                          -------------    -------------

     Total assets                                         $   1,159,246    $   1,472,424
                                                          =============    =============

LIABILITIES:
  Payable to affiliates                                   $      47,832    $      28,161
  Accounts payable and accrued liabilities                      486,630          493,269
  Distributions payable to partners                                  --          263,575
                                                          -------------    -------------

     Total liabilities                                          534,462          785,005
                                                          -------------    -------------

COMMITMENTS AND CONTINGENCIES

NET ASSETS:
  Managing General Partner                                     (166,208)        (166,208)
  Limited Partners (equivalent to $0.91
     and $0.98 respectively, per limited
     partnership unit based on 869,796
     units outstanding)                                         790,992          853,627
                                                          -------------    -------------

        Net assets                                              624,784          687,419
                                                          -------------    -------------

          Total liabilities and net assets                $   1,159,246    $   1,472,424
                                                          =============    =============





              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
               --------------------------------------------------
                                   (unaudited)


                                                               2000             1999
                                                          -------------    -------------
INVESTMENT INCOME:
   Income:
     Interest                                             $      53,415    $      79,495
                                                          -------------    -------------
       Total investment income                                   53,415           79,495
                                                          -------------    -------------

   Expenses:
     Fund administration fees                                    29,582           29,582
     Investment advisory fees                                    19,185           20,741
     Professional fees                                           18,961           11,583
     Administrative expenses                                     17,224           17,224
     Independent General Partner fees
       and expenses                                              10,487           21,213
     Other expenses                                              20,611           17,486
                                                          -------------    -------------

       Total expenses                                           116,050          117,829
                                                          -------------    -------------

NET INVESTMENT LOSS                                             (62,635)         (38,334)

NET CHANGE IN UNREALIZED
   LOSS ON investments                                               --              721
                                                          -------------    -------------

NET DECREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                              $     (62,635)   $     (37,613)
                                                          =============    =============










              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
               --------------------------------------------------
                                   (unaudited)

                                                                        2000            1999
                                                                    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net decrease in net assets resulting from operations             $     (62,635)   $     (37,613)
   Adjustments to reconcile net decrease in net assets
     resulting from operations to net cash (used in)
     provided by operating activities:
       Accreted discount on portfolio investments                          (8,642)              --
       Change in assets and liabilities:
         Accrued interest receivable                                        1,826           29,622
         Other assets                                                       7,759           14,638
         Payable to affiliates                                             19,671            8,449
         Accounts payable and accrued liabilities                          (6,639)          (2,142)
       Net change in unrealized loss on investments                            --             (721)
                                                                    -------------    -------------
         Net cash (used in) provided by operating activities              (48,660)          12,233
                                                                    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of portfolio investments                                      (89,469)        (392,160)
   Sale of temporary investments, net                                     374,820          447,964
                                                                    -------------    -------------
      Net cash provided by investing activities                           285,351           55,804
                                                                    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions paid to partners                                   (263,575)        (284,950)
                                                                    -------------    -------------
     Net cash used in financing activities                               (263,575)        (284,950)
                                                                    -------------    -------------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                   (26,884)        (216,913)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                    130,566          628,670
                                                                    -------------    -------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                    $     103,682    $     411,757
                                                                    =============    =============






              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                       STATEMENTS OF CHANGES IN NET ASSETS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                    AND FOR THE YEAR ENDED DECEMBER 31, 1999
                    ----------------------------------------
                                   (unaudited)

                                                              2000              1999
                                                          -------------    -------------
Increase in net assets from operations:
   Net investment loss                                    $     (62,635)   $    (279,357)
   Net realized gain on investments                                  --          410,023
   Net change in unrealized loss on
     investments                                                     --       (6,494,039)
                                                          -------------    -------------
       Net decrease in net assets
         resulting from operations                              (62,635)      (6,363,373)

Repurchase of limited partnership units                              --         (296,973)

Return of capital distributions                                      --       (1,118,426)
                                                          -------------    -------------

     Total decrease in net assets                               (62,635)      (7,778,772)

Net assets:

   Beginning of period                                          687,419        8,466,191
                                                          -------------    -------------

   End of period (including no undistributed
     net investment income)                               $     624,784    $     687,419
                                                          =============    =============









              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                        SELECTED PER UNIT DATA AND RATIOS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
               --------------------------------------------------
                                   (unaudited)


                                                                    2000             1999
                                                               -------------     -------------
Per Unit Data:
   Investment income                                           $         .06     $         .09
   Expenses                                                             (.13)             (.13)
                                                               -------------     -------------
     Net investment loss                                                (.07)             (.04)

   Distributions declared to partners                                     --              (.30)
                                                               -------------     -------------

     Net decrease in net asset value                                    (.07)             (.34)

       Net asset value:
         Beginning of period                                             .98              9.19
                                                               -------------     -------------
         End of period                                         $         .91     $        8.85
                                                               =============     =============

Ratios (annualized):
   Ratio of expenses to average net assets                             70.75%             5.68%
   Ratio of net investment loss to average
     net assets                                                       (38.19)%           (1.85)%

Number of limited partnership units at end of period                 869,796           940,336






              The accompanying notes to financial statements are an integral part of these selected per unit data and ratios.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                 --------------
                                   (unaudited)


1. GENERAL

The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of FCM Fiduciary Capital Management Company ("FCM"), the Managing General Partner of Fiduciary Capital Pension Partners, L.P. (the "Fund"), necessary to fairly present the financial position of the Fund as of March 31, 2000 and the results of its operations, changes in net assets and its cash flows for the period then ended.

These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Fund's annual audited financial statements for the year ended December 31, 1999.

2. INVESTMENT ADVISORY FEES

As compensation for its services as investment adviser, FCM is entitled to receive, subject to certain limitations, a subordinated monthly fee at the annual rate of 1% of the Fund's available capital, as defined in the Partnership Agreement. Investment advisory fees of $19,185 are payable to FCM for the three months ended March 31, 2000. The payment of these fees has been deferred pursuant to the applicable subordination provisions until the Limited Partners receive distributions equal to a cumulative non-compounded 6% return on their adjusted capital contributions, as defined in the Partnership Agreement.

3. FUND ADMINISTRATION FEES

As compensation for its services as fund administrator, FCM receives a monthly fee at the annual rate of 0.45% of net proceeds available for investment, as defined in the Partnership Agreement. Fund administration fees of $29,582 were paid by the Fund for the three months ended March 31, 2000. FCM is also reimbursed, subject to various limitations, for administrative expenses incurred in providing accounting and investor services to the Fund. The Fund reimbursed FCM for administrative expenses of $17,224 for the three months ended March 31, 2000.

4. INDEPENDENT GENERAL PARTNER FEES AND EXPENSES

As compensation for services rendered to the Fund, each of the Independent General Partners receives from the Fund and Fiduciary Capital Partners, L.P., an affiliated fund, (collectively, the "Funds") an annual fee of $30,000, payable monthly in arrears, together with all out-of-pocket expenses. Each Fund's allocation of these fees and expenses is based on the relative number of outstanding Units. Fees and expenses paid by the Fund for the three months ended March 31, 2000 totaled $10,487.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                                 MARCH 31, 2000
                                 --------------
                                   (unaudited)


5. COMMITMENTS AND CONTINGENCIES

During February 2000, the Fund agreed to purchase up to $38,498 of LMC Corporation's Promissory Notes due August 7, 2000. $20,533 of this investment was funded during February and March 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Fund held portfolio investments in two Managed Companies and two Non-Managed Companies, with an aggregate original cost of approximately $9.8 million. The value of these portfolio investments, which were made from net offering proceeds and the reinvestment of proceeds from the sale of other portfolio investments, represents approximately 164.1% of the Fund's net assets.

As of March 31, 2000, the Fund's remaining liquid assets were invested in money market funds. These funds are available to fund the annual repurchase offer, to fund follow-on investments in existing portfolio companies, to pay Fund expenses and for distribution to the partners.

Pursuant to the terms of the Fund's periodic unit repurchase policy, the Fund has annually offered to purchase from its Limited Partners, up to 7.5% of its outstanding Units for an amount equal to the current net asset value per Unit, net of a fee (not to exceed 2%) to be retained by the Fund to offset expenses incurred in connection with the repurchase offer. If the number of tendered Units in any year exceeds 7.5% of the outstanding Units, the Fund's General Partners may vote to repurchase up to an additional 2% of the outstanding Units. If Units in excess of this amount are tendered, Units are purchased on a pro rata basis after giving priority to Limited Partners owning less than 100 Units.

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

During 1999, the General Partners considered a number of possible plans that would have permitted the Fund to be liquidated by the end of 2000. However, it was determined that none of these plans was feasible. As a result, it is currently expected that the Fund will remain in existence until the remaining debt investments either mature or are prepaid by the respective portfolio companies, and the remaining equity investments are sold or otherwise liquidated.

During December 1999, the Fund purchased $53,540 of Niigata Engineering Co., Ltd. ("Niigata") receivables from LMC at a cost of $42,284. An additional $76,083 of Niigata receivables were purchased during January 2000 at a cost of $68,935. These various receivables are payable on specified dates between May 21, 2000 and May 21, 2002.

During February 2000, the Fund agreed to purchase up to $38,498 of LMC's Promissory Notes due August 7, 2000. $20,533 of this investment was funded during February and March 2000.

Distributions payable to partners decreased from $263,575 at December 31, 1999 to zero at March 31, 2000. This decrease resulted from a decrease in the per Unit distribution rate from $0.30 for the three months ended December 31, 1999 to zero for the three months ended March 31, 2000. It is unlikely that the Fund will be able to pay quarterly distributions during the remainder of 2000 and beyond. Distributions will be addressed on a quarterly basis by the General Partners and will involve the consideration of a number of issues.

Payables to affiliates increased $19,671 from $28,161 at December 31, 1999 to $47,832 at March 31, 2000. Substantially all of this increase resulted from the deferral of the payment of FCM's subordinated investment advisory fee for the three months ended March 31, 2000. The payment of these fees will be deferred pursuant to the applicable subordination provisions until the Limited Partners receive distributions equal to a cumulative non-compounded 6% return on their adjusted capital contributions, as defined in the Partnership Agreement.

RESULTS OF OPERATIONS

Investment Income and Expenses

The Fund's net investment loss was $62,635 for the three months ended March 31, 2000 as compared to a net investment loss of $38,334 for the corresponding period of the prior year. Net investment loss per limited partnership unit increased from $0.04 to $0.07 and the ratio of net investment loss to average net assets increased from 1.85% to 38.19% for the three months ended March 31, 2000 as compared to the corresponding period of the prior year.

The net investment loss for the three months ended March 31, 2000 decreased primarily as a result of a decrease in investment income as compared to the corresponding period of the prior year. The impact of the decrease in investment income was partially offset by a small decrease in total expenses.

Investment income decreased $26,080, or 32.8%, for the three months ended March 31, 2000, as compared to the corresponding period of the prior year. This decrease resulted primarily from the decision to stop accruing interest on the Fund's LMC debt investments effective during July 1999 and a decrease in the amount of the Fund's temporary and money market investments. The amount of the Fund's temporary and money market investments decreased because of (i) cash distributions made by the Fund during 1999 that constituted a return of capital,
(ii) purchases of additional LMC follow-on investments, and (iii) the Fund's repurchase of 7.50% of its Units during the fourth quarter of 1999. The negative effect of these items was partially offset by interest income earned on the RBM Precision Metal Products, Inc. ("RBM") subordinated debt investments. As discussed below, the Fund did not record any interest income on the RBM notes during the period from August 25, 1998 through May 24, 1999.

Total expenses decreased $1,779, or 1.5%, for the three months ended March 31, 2000, as compared to the corresponding period of the prior year. This decrease resulted primarily from decreases in Independent General Partner fees and expenses and, to a lesser extent, investment advisory fees. These decreases were partially offset by increases in professional fees and other expenses incurred in connection with the Fund's LMC investments.

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

As of December 31, 1999, the Fund had recorded $8,743,613 of unrealized loss on investments. There were no changes to these unrealized losses on investments during the three months ended March 31, 2000. The cumulative net unrealized loss on investments as of March 31, 2000 consisted of the following components:


                               Net Changes in
                            Unrealized Gain (Loss)   Net Unrealized
                               During the Three        Gain (Loss)
                                 Months Ended        Recorded As of
    Portfolio Company           March 31, 2000       March 31, 2000
--------------------------  ---------------------   ---------------
LMC                            $            --      $    (6,980,426)
RBM                                         --             (665,881)
WMI                                         --           (1,097,306)
                               ---------------      ---------------
                               $            --      $    (8,743,613)
                               ===============      ===============

LMC experienced significant cash flow shortfalls in December 1999 and January 2000. These cash flow shortfalls, combined with significant reductions in the cash available under the Company's revolving line of credit with CIT Corporation, forced a cessation of production of equipment and severely curtailed LMC's ability to fulfill orders for spare parts.

LMC has held discussions with several potential purchasers of its business, in whole or in part. While no meaningful purchase offers have been received to date, LMC has consummated a consignment joint venture arrangement with respect to its spare parts business. The majority of LMC's employees have been released.

In an effort to preserve value and facilitate the possible sale of LMC's business, the Fund's General Partners approved the purchase of up to $38,498 of LMC's Promissory Notes due August 7, 2000. $20,533 of this investment was funded during February and March 2000.

LMC received a notice of default, dated April 6, 2000, from CIT Corporation with respect to its revolving line of credit. On April 28, 2000, LMC filed for Chapter 11 bankruptcy protection.

The Fund wrote its LMC investment down by $459,200 and $282,720 during 1995 and 1997, respectively. As a result of the above-described developments, the Fund created additional reserves of $6,238,506 against the carrying values of the Fund's LMC investment during 1999. Thus, as of March 31, 2000, the Fund's total LMC investment had a net carrying value of $247,337, versus its cost of $7,227,763.

RBM had a record year for fiscal 1998, with sales of approximately $30 million and EBITDA of approximately $2.7 million. However, these sales were achieved primarily through one contract with Digital Equipment Corporation ("DEC"). During August 1998, RBM notified the Fund that anticipated sales to DEC and other large customers were expected to decline significantly in the upcoming year. Of particular concern were sales to DEC, which was acquired by Compaq Computer Corp. As a result of the expected decline in sales, RBM began the process of restructuring its debt, including the subordinated debt held by the Fund. The Fund received the quarterly interest payment that was due from RBM on August 24, 1998. The interest payment that was due during November 1998 was deferred and subsequently converted to equity pursuant to the restructuring described below.

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

RBM remains current with its interest payments and is currently in compliance with all of its senior and subordinated loan covenants. Originally, our debt was scheduled to be repaid over the three years ending May 2002. However, RBM will not make the principal payment scheduled for May 2000 on the Fund's note, because it is not permitted to do so under the terms of an Intercreditor and Subordination Agreement ("Intercreditor Agreement"), between the Fund and RBM's other creditors. This Intercreditor Agreement was a stipulated pre-condition to RBM's debt restructuring, which occurred in late 1998.

13i's CEO has taken over as CEO of RBM. He has hired a number of new professionals and appears to have stabilized the company. If this continues, the Fund could possibly receive a partial principal payment in the second quarter of 2001, since the Intercreditor Agreement permits such payments, limited to 85% of RBM's EBITDA. There is no assurance that any payments will be permitted and any such payments are entirely dependent upon RBM's continued improved performance. The Fund continues to urge a sale of the Company or a refinancing of the Fund's debt, but has been unable to obtain the agreement of 13i.

During June 1998, the Fund exchanged its Atlas (which was in bankruptcy proceedings) subordinated notes and warrants for 821,376 shares of common stock of WMI, a waste management company. Pursuant to the terms of the agreement, the Fund is prohibited from selling its WMI common stock for 24 months. In addition, the Fund granted the entity acquiring the Fund's Atlas securities a call on the Fund's WMI common stock during the 24-month lock up period and a right of first refusal thereafter. The call price is $11.25 per share.

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

The 52-week low for the WMI common stock is $0.02 per share and the current bid price (April 28, 2000) is $0.195 per share.

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

As a result of the above discussed review, Year 2000 issues were not expected to have any material adverse effects on the Fund's results of operations or financial condition. As of April 30, 2000, the Fund has incurred no Year 2000 related issues.

                           Part II. OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits and Reports to be filed:

Exhibit No.    Description
-----------    -----------
   11.1        Statement of Computation of Net Investment Income Per Limited
               Partnership Unit.

   27.1        Financial Data Schedule.


(b) The Registrant did not file any reports on Form 8-K during the first quarter of the fiscal year ending December 31, 2000.

     The Registrant did file a report on Form 8-K on May 2, 2000 to report that LMC filed for Chapter 11 bankruptcy protection.

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

                                   Fiduciary Capital Pension Partners, L.P.
                                   (Registrant)


                                   By: FCM Fiduciary Capital Management Company
                                       Managing General Partner




Date:  May 12, 2000                By: /s/ Donald R. Jackson
                                       ----------------------------------------
                                       Donald R. Jackson
                                       Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                Description                                                  Page
-------              -----------                                                   ----
  11.1      Statement of Computation of Net Investment Income Per Limited
            Partnership Unit.

  27.1      Financial Data Schedule.