Form 10-Q
period 2000-06-30
FIDUCIARY CAPITAL PENSION PARTNERS L P
filed 2000-08-10
CIK 841688

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2000
                              -------------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  -----------------------

Commission file number     0-17738
                       ---------------


                    Fiduciary Capital Pension Partners, L.P.
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                              86-0653603
    ---------------------                                   ------------------
   (State of organization)                                  (I.R.S. Employer
                                                            Identification No.)


      1530 16th Street
         Suite 200
      Denver, Colorado                                               80202
    --------------------                                           ---------
   (Address of principal                                           (Zip Code)
     executive offices)


        Registrant's telephone number, including area code (800) 866-7607
                                                           --------------


               410 17th Street, Suite 400, Denver, Colorado 80202
               --------------------------------------------------
                 (Former address, if changed since last report)


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

                    Fiduciary Capital Pension Partners, L.P.
                      Quarterly Report on Form 10-Q for the
                           Quarter Ended June 30, 2000


                                Table of Contents


                                                                                                  Page
                                                                                                  ----
  Part I.         FINANCIAL INFORMATION
                  Item 1.    Financial Statements (unaudited)                                        3

                             Schedule of Investments -
                             June 30, 2000                                                           3

                             Balance Sheets - June 30, 2000 and
                             December 31, 1999                                                       5

                             Statements of Operations for the three months
                             ended June 30, 2000 and 1999                                            6

                             Statements of Operations for the six months
                             ended June 30, 2000 and 1999                                            7

                             Statements of Cash Flows for the six months
                             ended June 30, 2000 and 1999                                            8

                             Statements of Changes in Net Assets for the
                             six months ended June 30, 2000 and
                             for the year ended December 31, 1999                                    9

                             Selected Per Unit Data and Ratios                                      10

                             Notes to Financial Statements                                          11

                  Item 2.    Management's Discussion and Analysis
                             of Financial Condition and Results of
                             Operations                                                             13


  Part II.        OTHER INFORMATION

                  Item 6.    Exhibits and Reports on Form 8-K                                       19

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                             SCHEDULE OF INVESTMENTS

                                  JUNE 30, 2000
                                   (unaudited)



Principal
Amount/                                              Investment          Amortized                    % of Total
Shares              Investment                          Date               Cost            Value      Investments
-------------       ---------------------------      ----------         ----------      -----------   ------------

MANAGED COMPANIES:

$1,632,960          LMC Corporation, 12.00%
                    Senior Subordinated              11/01/96
                    Revolving Notes                   through
                    due 10/31/00(1)                  01/13/99           $1,632,960  $     226,800

$14,096             LMC Corporation, 12.00%          02/07/00
                    Promissory Notes due              through
                    8/7/00(2)                        04/11/00               14,096         14,096

71,961 sh.          LMC Corporation,
                    Class B Preferred Stock*         08/09/99              719,610              1

239,600 sh.         LMC Corporation,
                    Class C Preferred Stock*         06/10/94            2,389,210              1

4,476,500 sh.       LMC Corporation,                 02/09/96
                    Common Stock*                     through
                                                     08/05/98            2,465,449              1
47.92 sh.           LMC Credit Corp.,
                    Common Stock*                    02/09/96                    1              1
-------------------------------------------------------------------------------------------------------------------
                                                                         7,221,326        240,900         24.1%
-------------------------------------------------------------------------------------------------------------------
$1,290,000          R.B.M. Precision Metal
                    Products, Inc., 13.00%
                    Senior Subordinated
                    Secured Notes due
                    5/24/02(3)                       05/24/95            1,260,520        667,933

12,603.7 sh.        R.B.M. Precision Metal
                    Products, Inc., Warrants to
                    Purchase Common Stock*           05/24/95               73,295              1

12,717 sh.          R.B.M. Precision Metal
                    Products, Inc., Common
                    Stock*                           12/09/98                    1              1
-------------------------------------------------------------------------------------------------------------------
                                                                         1,333,816        667,935         66.7
-------------------------------------------------------------------------------------------------------------------
     Total Investments in Managed Companies (161.7% of net assets)       8,555,142        908,835         90.8
-------------------------------------------------------------------------------------------------------------------

              The accompanying notes to financial statements are an
                        integral part of this schedule.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                                  JUNE 30, 2000
                                   (unaudited)



Principal
Amount/                                              Investment          Amortized                    % of Total
Shares              Investment                          Date               Cost            Value      Investments
-------------       ---------------------------      ----------         ----------      -----------   ------------
NON-MANAGED COMPANIES:

$104,262            Niigata Engineering              12/01/99
                    Co., Ltd.                         through
                    Receivables(4)                   01/03/00               92,138         92,138
-------------------------------------------------------------------------------------------------------------------
                                                                            92,138         92,138          9.2
-------------------------------------------------------------------------------------------------------------------

821,376 sh.         WasteMasters, Inc.,
                    Common Stock(5)*                 06/03/98            1,097,307              1
-------------------------------------------------------------------------------------------------------------------
                                                                         1,097,307              1          0.0
-------------------------------------------------------------------------------------------------------------------
     Total Investment in Non-Managed
       Companies (16.4% of net assets)                                   1,189,445         92,139          9.2
-------------------------------------------------------------------------------------------------------------------
     Total Investments (178.1% of net assets)                           $9,744,587     $1,000,974        100.0%
===================================================================================================================


(1) The accrual of interest on the notes was discontinued by the Fund effective July 1, 1999.

(2)  The Fund has not accrued any interest income on these notes.

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

(4) These are non-interest-bearing receivables, which were purchased from LMC Corporation ("LMC") at a discount. Payments are due on November 21, 2000, May 21, 2001 and November 21, 2001 each in the amount of $25,361 and on May 21, 2002 in the amount of $28,179.

(5) See Note 5 regarding significant issues concerning the ownership and transferability of this stock.

 *   Non-income producing security.

             The accompanying notes to financial statements are an
                        integral part of this schedule.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                                 BALANCE SHEETS

                       JUNE 30, 2000 AND DECEMBER 31, 1999
                                   (unaudited)


                                                          2000          1999
                                                          ----          ----
ASSETS:
  Investments:
     Portfolio investments, at value:
        Managed companies (amortized cost -
          $8,555,142 and $8,530,780,
          respectively)                              $   908,835    $   884,473
        Non-managed companies (amortized cost -
          $1,189,445 and $1,139,911, respectively)        92,139         42,605
        Temporary investments, at amortized cost              --        374,820
                                                     -----------    -----------
          Total investments                            1,000,974      1,301,898
  Cash and cash equivalents                               92,061        130,566
  Accrued interest receivable                             18,057         19,126
  Other assets                                             5,317         20,834
                                                     -----------    -----------

     Total assets                                    $ 1,116,409    $ 1,472,424
                                                     ===========    ===========

LIABILITIES:
  Payable to affiliates                              $    65,364    $    28,161
  Accounts payable and accrued liabilities               489,021        493,269
  Distributions payable to partners                           --        263,575
                                                     -----------    -----------

     Total liabilities                                   554,385        785,005
                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES

NET ASSETS:
  Managing General Partner                              (166,208)      (166,208)
  Limited Partners (equivalent to $0.84
     and $0.98 respectively, per limited
     partnership unit based on 869,796
     units outstanding)                                  728,232        853,627
                                                     -----------    -----------

        Net assets                                       562,024        687,419
                                                     -----------    -----------

          Total liabilities and net assets           $ 1,116,409    $ 1,472,424
                                                     ===========    ===========

             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (unaudited)

                                                       2000         1999
                                                    ---------    ---------
INVESTMENT INCOME:
   Income:
     Interest                                       $  51,451    $ 101,425
                                                    ---------    ---------

       Total investment income                         51,451      101,425
                                                    ---------    ---------

   Expenses:
     Fund administration fees                          29,582       29,582
     Investment advisory fees                          19,185       20,740
     Administrative expenses                           17,224       17,224
     Professional fees                                  3,285       25,965
     Independent General Partner fees
       and expenses                                    11,214       11,005
     Other expenses                                    33,721       12,102
                                                    ---------    ---------

       Total expenses                                 114,211      116,618
                                                    ---------    ---------

NET INVESTMENT LOSS                                   (62,760)     (15,193)
                                                    ---------    ---------

REALIZED AND UNREALIZED
   GAIN (LOSS) ON investments:
     Net realized loss on investments                      --       (6,222)
     Net change in unrealized loss on investments          --      137,608
                                                    ---------    ---------

       Net gain on investments                             --      131,386
                                                    ---------    ---------

NET (DECREASE) INCREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                        $ (62,760)   $ 116,193
                                                    =========    =========

             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (unaudited)


                                                       2000         1999
                                                    ---------    ---------
INVESTMENT INCOME:
   Income:
     Interest                                       $ 104,866    $ 180,920
                                                    ---------    ---------

       Total investment income                        104,866      180,920
                                                    ---------    ---------

   Expenses:
     Fund administration fees                          59,164       59,164
     Investment advisory fees                          38,370       41,481
     Administrative expenses                           34,448       34,448
     Professional fees                                 22,246       37,548
     Independent General Partner fees
       and expenses                                    21,701       32,218
     Other expenses                                    54,332       29,588
                                                    ---------    ---------

       Total expenses                                 230,261      234,447
                                                    ---------    ---------

NET INVESTMENT LOSS                                  (125,395)     (53,527)
                                                    ---------    ---------

REALIZED AND UNREALIZED
   GAIN (LOSS) ON investments:
     Net realized loss on investments                      --       (6,222)
     Net change in unrealized loss on investments          --      138,329
                                                    ---------    ---------

       Net gain on investments                             --      132,107
                                                    ---------    ---------

NET (DECREASE) INCREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                        $(125,395)   $  78,580
                                                    =========    =========

             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (unaudited)


                                                                        2000         1999
                                                                     ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (decrease) increase in net assets resulting from operations   $(125,395)   $  78,580
   Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash used in
     operating activities:
       Accreted discount on portfolio investments                      (16,225)      (2,114)
       Change in assets and liabilities:
         Accrued interest receivable                                     1,069        4,533
         Other assets                                                   15,517       22,108
         Payable to affiliates                                          37,203       14,688
         Accounts payable and accrued liabilities                       (4,248)        (411)
       Net realized loss on investments                                     --        6,222
       Net change in unrealized loss on investments                         --     (138,329)
                                                                     ---------    ---------
         Net cash used in operating activities                         (92,079)     (14,723)
                                                                     ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of portfolio investments                                   (94,602)    (520,045)
   Proceeds from dispositions of portfolio investments                  36,931       40,548
   Sale of temporary investments, net                                  374,820      749,121
                                                                     ---------    ---------
      Net cash provided by investing activities                        317,149      269,624
                                                                     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions paid to partners                                (263,575)    (569,900)
                                                                     ---------    ---------
     Net cash used in financing activities                            (263,575)    (569,900)
                                                                     ---------    ---------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                                    (38,505)    (314,999)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                 130,566      628,670
                                                                     ---------    ---------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                     $  92,061    $ 313,671
                                                                     =========    =========

             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                       STATEMENTS OF CHANGES IN NET ASSETS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                    AND FOR THE YEAR ENDED DECEMBER 31, 1999
                                   (unaudited)


                                                        2000           1999
                                                    -----------    -----------

Decrease in net assets resulting from operations:
   Net investment loss                              $  (125,395)   $  (279,357)
   Net realized gain on investments                          --        410,023
   Net change in unrealized loss on
     investments                                             --     (6,494,039)
                                                    -----------    -----------
       Net decrease in net assets
         resulting from operations                     (125,395)    (6,363,373)

Repurchase of limited partnership units                      --       (296,973)

Return of capital distributions                              --     (1,118,426)
                                                    -----------    -----------

     Total decrease in net assets                      (125,395)    (7,778,772)

Net assets:

   Beginning of period                                  687,419      8,466,191
                                                    -----------    -----------

   End of period (including no undistributed
     net investment income )                        $   562,024    $   687,419
                                                    ===========    ===========


             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                        SELECTED PER UNIT DATA AND RATIOS
                                   (unaudited)


                                                        For the Three Months            For the Six Months
                                                           Ended June 30,                 Ended June 30,
                                                   ---------------------------     ---------------------------
                                                       2000            1999            2000            1999
                                                   -----------     -----------     -----------     -----------
Per Unit Data:
   Investment income                               $       .06     $       .11     $       .12     $       .18
   Expenses                                               (.13)           (.12)           (.26)           (.23)
                                                   -----------     -----------     -----------     -----------
     Net investment loss                                  (.07)           (.01)           (.14)           (.05)

   Net realized loss on investments                         --            (.01)             --            (.01)

   Net change in unrealized loss on investments             --             .14              --             .14

   Distributions declared to partners                       --            (.30)             --            (.60)
                                                   -----------     -----------     -----------     -----------

     Net decrease in net asset value                      (.07)           (.18)           (.14)           (.52)

       Net asset value:
         Beginning of period                              0.91            8.85            0.98            9.19
                                                   -----------     -----------     -----------     -----------
         End of period                             $      0.84     $      8.67     $      0.84     $      8.67
                                                   ===========     ===========     ===========     ===========

Ratios (annualized):
   Ratio of expenses to average net assets               76.60%           5.79%          73.71%           5.72%
   Ratio of net investment loss to average
     net assets                                         (42.09)%         (0.75)%        (40.14)%         (1.31)%

Number of limited partnership units at
   end of period                                       869,796         940,336         869,796         940,336


             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000
                                   (unaudited)


1.       GENERAL

The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of FCM Fiduciary Capital Management Company ("FCM"), the Managing General Partner of Fiduciary Capital Pension Partners, L.P. (the "Fund"), necessary to fairly present the financial position of the Fund as of June 30, 2000 and the results of its operations, changes in net assets and its cash flows for the periods then ended.

These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Fund's annual audited financial statements for the year ended December 31, 1999.


2.       INVESTMENT ADVISORY FEES

As compensation for its services as investment adviser, FCM is entitled to receive, subject to certain limitations, a subordinated monthly fee at the annual rate of 1% of the Fund's available capital, as defined in the Partnership Agreement. Investment advisory fees of $38,370 are payable to FCM for the six months ended June 30, 2000. The payment of these fees has been deferred pursuant to the applicable subordination provisions until the Limited Partners receive distributions equal to a cumulative non-compounded 6% return on their adjusted capital contributions, as defined in the Partnership Agreement.


3.       FUND ADMINISTRATION FEES

As compensation for its services as fund administrator, FCM receives a monthly fee at the annual rate of 0.45% of net proceeds available for investment, as defined in the Partnership Agreement. Fund administration fees of $59,164 were paid by the Fund for the six months ended June 30, 2000. FCM is also reimbursed, subject to various limitations, for administrative expenses incurred in providing accounting and investor services to the Fund. The Fund reimbursed FCM for administrative expenses of $34,448 for the six months ended June 30, 2000.


4.       INDEPENDENT GENERAL PARTNER FEES AND EXPENSES

As compensation for services rendered to the Fund, each of the Independent General Partners receives from the Fund and Fiduciary Capital Partners, L.P., an affiliated fund, (collectively, the "Funds") an annual fee of $30,000, payable monthly in arrears, together with all out-of-pocket expenses. Each Fund's allocation of these fees and expenses is based on the relative number of outstanding Units. Fees and expenses paid by the Fund for the six months ended June 30, 2000 totaled $21,701.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                                  JUNE 30, 2000
                                   (unaudited)


5.       COMMITMENTS AND CONTINGENCIES

LMC Corporation During February 2000, the Fund agreed to advance up to $38,498 to LMC. $14,096 of these advances was structured as the purchase of promissory notes, and additional advances totaling $16,692 were expensed by the Fund. Remaining amounts to be advanced, as of June 30, 2000, total $7,710.

WasteMasters, Inc. ("WasteMasters") The Fund acquired its WasteMasters stock, which trades on the OTC Bulleting Board System, from Nikko Trading of America Corporation ("Nikko") on June 3, 1998. The stock was subject to a 24-month lock-up period through May 2000. Upon expiration of the lock-up period, the Fund requested that WasteMasters issue the Fund a new stock certificate without the restrictive legend that existed on the Fund's original certificate, so that the stock could be sold. To date, WasteMasters has refused to comply with this request. WasteMasters and Nikko have been in litigation with each other. During March 2000, the court involved with this litigation authorized the cancellation of certain WasteMasters stock that had been issued to Nikko, including the shares that Nikko had previously transferred to the Fund. At this time, the Fund is uncertain as to how, or when, these issues regarding the ownership and transferability of its WasteMasters stock will be resolved.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Fund held portfolio investments in two Managed Companies and two Non-Managed Companies, with an aggregate original cost of approximately $9.7 million. The value of these portfolio investments, which were made from net offering proceeds and the reinvestment of proceeds from the sale of other portfolio investments, represents approximately 178.1% of the Fund's net assets.

As of June 30, 2000, the Fund's remaining liquid assets were invested in money market funds. These funds are available to fund the annual repurchase offer, to fund follow-on investments in existing portfolio companies, to pay Fund expenses and for distribution to the partners.

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

During 1999, the General Partners considered a number of possible plans that would have permitted the Fund to be liquidated by the end of 2000. However, it was determined that none of these plans was feasible. As a result, it is currently expected that the Fund will remain in existence until the remaining debt investments either mature, are sold or are prepaid by the respective portfolio companies, and the remaining equity investments are sold or otherwise liquidated.

During December 1999, the Fund purchased $53,540 of Niigata Engineering Co., Ltd. ("Niigata") receivables from LMC at a cost of $42,284. An additional $76,083 of Niigata receivables were purchased during January 2000 at a cost of $68,935. These various receivables were payable on specified dates between May 21, 2000 and May 21, 2002.

The initial payment, in the amount of $25,361, was due from Niigata on May 21, 2000. Niigata initially refused to make the payment, due to various outstanding claims they have made against LMC, which is in bankruptcy proceedings. LMC disputes the validity of these claims. Niigata ultimately made the full amount of the payment to the Fund on June 30, 2000.

During February 2000, the Fund agreed to advance up to $38,498 to LMC in order to provide operating capital to LMC (see following discussion regarding LMC). $14,096 of these advances was structured as the purchase of promissory notes, and additional advances totaling $16,692 were expensed by the Fund. Remaining amounts to be advanced, as of June 30, 2000, total $7,710.

Payables to affiliates increased $37,203 from $28,161 at December 31, 1999 to $65,364 at June 30, 2000. This increase resulted primarily from the deferral of the payment of FCM's subordinated investment advisory fees for the six months ended June 30, 2000. The payment of these fees will be deferred pursuant to the applicable subordination provisions until the Limited Partners receive distributions equal to a cumulative non-compounded 6% return on their adjusted capital contributions, as defined in the Partnership Agreement.

Distributions payable to partners decreased from $263,575 at December 31, 1999 to zero at June 30, 2000. This decrease resulted from a decrease in the per Unit distribution rate from $0.30 for the three months ended December 31, 1999 to zero for the three months ended June 30, 2000. It is unlikely that the Fund will be able to pay quarterly distributions during the remainder of 2000 and beyond. Distributions will be addressed on a quarterly basis by the General Partners and will involve the consideration of a number of issues.


RESULTS OF OPERATIONS

Investment Income and Expenses

The Fund's net investment loss was $62,760 for the three months ended June 30, 2000 as compared to a net investment loss of $15,193 for the corresponding period of the prior year. Net investment loss per limited partnership unit increased from $0.01 to $0.07 and the ratio of net investment loss to average net assets increased from 0.75% to 42.09% for the three months ended June 30, 2000 as compared to the corresponding period of the prior year.

The Fund's net investment loss was $125,395 for the six months ended June 30, 2000 as compared to a net investment loss of $53,527 for the corresponding period of the prior year. Net investment loss per limited partnership unit increased from $0.05 to $0.14 and the ratio of net investment loss to average net assets increased from 1.31% to 40.14% for the six months ended June 30, 2000 as compared to the corresponding period of the prior year.

The net investment losses for both the three and six month periods ended June 30, 2000 increased primarily as a result of a decreases in investment income as compared to the corresponding periods of the prior year. The impact of the decreases in investment income was partially offset by small decreases in total expenses.

Investment income decreased $49,974 and $76,054, or 49.3% and 42.0%, for the three and six month periods ended June 30, 2000, as compared to the corresponding periods of the prior year. These decreases resulted primarily from the decision to stop accruing interest on the Fund's LMC debt investments effective during July 1999 and a decrease in the amount of the Fund's temporary and money market investments. The amount of the Fund's temporary and money market investments decreased because of (i) cash distributions made by the Fund during 1999 that constituted a return of capital, (ii) purchases of additional LMC follow-on investments (including the Niigata receivables), and (iii) the Fund's repurchase of 7.50% of its Units during the fourth quarter of 1999. The negative effect of these items was partially offset by interest income earned on the Niigata receivables and an increase in the interest income earned on the RBM Precision Metal Products, Inc. ("RBM") subordinated debt investments. As discussed below, the Fund did not record any interest income on the RBM notes during the period from August 25, 1998 through May 24, 1999.

Total expenses decreased $2,407 and $4,186, or 2.1% and 1.8%, for the three and six month periods ended June 30, 2000, as compared to the corresponding periods of the prior year. These decreases resulted primarily from decreases in professional fees and Independent General Partner fees and expenses and, to a lesser extent, investment advisory fees. These decreases were partially offset by increases in other expenses incurred in connection with the Fund's LMC investments.

Net Unrealized Loss on Investments

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

As of December 31, 1999, the Fund had recorded $8,743,613 of unrealized loss on investments. There were no changes to these unrealized losses on investments during the six months ended June 30, 2000. The cumulative net unrealized loss on investments as of June 30, 2000 consisted of the following components:

                                                   Net Changes in
                                                Unrealized Gain (Loss)        Net Unrealized
                                                   During the Six               Gain (Loss)
                                                    Months Ended              Recorded As of
          Portfolio Company                        June 30, 2000              June 30, 2000
------------------------------------            ---------------------          -----------
LMC                                               $           --               $(6,980,426)
RBM                                                           --                  (665,881)
WMI                                                           --                (1,097,306)
                                                  --------------                -----------
                                                  $           --               $(8,743,613)
                                                  ==============               ===========

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

In an effort to preserve value and facilitate the possible sale of LMC's business, the Fund agreed to advance up to $38,498 to LMC. $14,096 of these advances was structured as the purchase of promissory notes, and additional advances totaling $16,692 were expensed by the Fund. Remaining amounts to be advanced, as of June 30, 2000, total $7,710.

LMC received a notice of default, dated April 6, 2000, from CIT Corporation with respect to its revolving line of credit. On April 28, 2000, LMC filed for Chapter 11 bankruptcy protection.

The Fund wrote its LMC investment down by $459,200 and $282,720 during 1995 and 1997, respectively. As a result of the above-described developments, the Fund created additional reserves of $6,238,506 against the carrying values of the Fund's LMC investment during 1999. Thus, the Fund's total LMC investment currently has a net carrying value of $240,900, versus its cost of $7,221,326.

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

As a result of these developments, the Fund recorded aggregate writedowns of $665,881 relating to RBM during the year ended December 31, 1998.

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

RBM remains current with its interest payments and is currently in compliance with all of its senior and subordinated loan covenants. Originally, the Fund's note was scheduled to be repaid over the three years ending May 2002. However, RBM did not make the principal payment scheduled for May 2000 on the Fund's note, because it is not permitted to do so under the terms of an Intercreditor and Subordination Agreement ("Intercreditor Agreement"), between the Fund and RBM's other creditors. This Intercreditor Agreement was a stipulated pre-condition to RBM's debt restructuring, which occurred in late 1998.

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

During June 1998, the Fund exchanged its Atlas (which was in bankruptcy proceedings) subordinated notes and warrants for 821,376 shares of common stock of WasteMasters, a waste management company. The Fund acquired its WasteMasters stock, which trades on the OTC Bulleting Board System ("WAST"), from Nikko Trading of America Corporation ("Nikko"). The stock was subject to a 24-month lock-up period through May 2000. Upon expiration of the lock-up period, the Fund requested that WasteMasters issue the Fund a new stock certificate without the restrictive legend that existed on the Fund's original certificate, so that the stock could be sold. To date, WasteMasters has refused to comply with this request. WasteMasters and Nikko have been in litigation with each other. During March 2000, the court involved with this litigation authorized the cancellation of certain WasteMasters stock that had been issued to Nikko, including the shares that Nikko had previously transferred to the Fund. At this time, the Fund is uncertain as to how, or when, these issues regarding the ownership and transferability of its WasteMasters stock will be resolved.

The WasteMasters common stock closed at $1.78 (an average of the closing bid and ask prices) on the date of the exchange (June 3, 1998). Based on this price, the Fund's WasteMasters common stock had a trading value of $1,462,049 on the date of the exchange. However, due to a number of factors, including the speculative nature of the WasteMasters stock, the two year lock up period and the relative size of the Fund's stock position versus the daily trading volume, FCM decided to carry the WasteMasters stock at the same $1 nominal value that the Atlas securities were previously carried by the Fund.

The Fund recorded a realized loss of $2,125,574 on the exchange, which is equal to the amount of the loss that the Fund claimed for income tax purposes from the disposition of the Atlas securities. The $1,097,306 balance of the unrealized loss previously recorded by the Fund with respect to the Atlas securities continues to be carried by the Fund as an unrealized loss.

The 52-week low for the WasteMasters common stock is $0.02 per share and the current bid price (July 26, 2000) is $0.25 per share.

                           Part II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits and Reports to be filed:

Exhibit No.       Description

   11.1 Statement of Computation of Net Investment Income Per Limited Partnership Unit.

   27.1         Financial Data Schedule.

(b) The Registrant filed one report on Form 8-K during the second quarter of the fiscal year ending December 31, 2000. The Registrant filed a report on Form 8-K on May 2, 2000 to report that LMC filed for Chapter 11 bankruptcy protection.

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

                                 Fiduciary Capital Pension Partners, L.P.
                                 (Registrant)

                                 By: FCM Fiduciary Capital Management Company
                                     Managing General Partner


Date:  August 9, 2000            By: /s/ Donald R. Jackson
                                     --------------------
                                     Donald R. Jackson
                                     Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 11.1         Statement of Computation of Net Investment Income Per Limited
              Partnership Unit.

 27.1         Financial Data Schedule.