Form 10-Q
period 2000-09-30
FIDUCIARY CAPITAL PENSION PARTNERS L P
filed 2000-11-01
CIK 841688

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2000
                                -------------------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from         to
                                ------     ------

Commission file number       0-17738
                        ----------------


                    Fiduciary Capital Pension Partners, L.P.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                                 86-0653603
         ----------------------                         ----------------
         (State of organization)                        (I.R.S. Employer
                                                       Identification No.)


           1530 16th Street
               Suite 200
           Denver, Colorado                                  80202
          -------------------                               --------
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

                    Fiduciary Capital Pension Partners, L.P.
                      Quarterly Report on Form 10-Q for the
                        Quarter Ended September 30, 2000


                                Table of Contents


                                                                          Page
                                                                          ----
  Part I.   FINANCIAL INFORMATION

            Item 1.    Financial Statements (unaudited)                      3

                       Schedule of Investments -
                       September 30, 2000                                    3

                       Balance Sheets - September 30, 2000 and
                       December 31, 1999                                     5

                       Statements of Operations for the three months
                       ended September 30, 2000 and 1999                     6

                       Statements of Operations for the nine months
                       ended September 30, 2000 and 1999                     7

                       Statements of Cash Flows for the nine months
                       ended September 30, 2000 and 1999                     8

                       Statements of Changes in Net Assets for the
                       nine months ended September 30, 2000 and
                       for the year ended December 31, 1999                  9

                       Selected Per Unit Data and Ratios                     10

                       Notes to Financial Statements                         11

            Item 2.    Management's Discussion and Analysis
                       of Financial Condition and Results of
                       Operations                                            13


  Part II.  OTHER INFORMATION

            Item 6.Exhibits and Reports on Form 8-K                          19
        7

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            SCHEDULE OF INVESTMENTS

                               SEPTEMBER 30, 2000
                                  (unaudited)

Principal
Amount/                                              Investment          Amortized                  % of Total
Shares              Investment                          Date               Cost            Value    Investments
--------            ----------                       ----------          ---------         -----    -----------
MANAGED COMPANIES:

$1,632,960          LMC Corporation, 12.00%
                    Senior Subordinated              11/01/96
                    Revolving Notes                   through
                    due 10/31/00(1)                  01/13/99           $1,632,960        $     1

$14,096             LMC Corporation, 12.00%          02/07/00
                    Promissory Notes due              through
                    8/7/00(2)                        04/11/00               14,096              1

71,961 sh.          LMC Corporation,
                    Class B Preferred Stock*         08/09/99              719,610              1

239,600 sh.         LMC Corporation,
                    Class C Preferred Stock*         06/10/94            2,389,210              1

4,476,500 sh.       LMC Corporation,                 02/09/96
                    Common Stock*                     through
                                                     08/05/98            2,465,449              1
47.92 sh.           LMC Credit Corp.,
                    Common Stock*                    02/09/96                    1              1
                                                                        ----------        -------       ----
                                                                         7,221,326              6        0.0%
                                                                        ----------        -------       ----
$1,290,000          R.B.M. Precision Metal
                    Products, Inc., 13.00%
                    Senior Subordinated
                    Secured Notes due
                    5/24/02(3)                       05/24/95            1,263,156        670,569

12,603.7 sh.        R.B.M. Precision Metal
                    Products, Inc., Warrants to
                    Purchase Common Stock*           05/24/95               73,295              1

12,717 sh.          R.B.M. Precision Metal
                    Products, Inc., Common
                    Stock*                           12/09/98                    1              1
                                                                        ----------        -------       ----
                                                                         1,336,452        670,571       87.6
                                                                        ----------        -------       ----
     Total Investments in Managed Companies (262.2% of net assets)       8,557,778        670,577       87.6
                                                                        ==========        =======       ====


              The accompanying notes to financial statements are an
                         integral part of this schedule.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                               SEPTEMBER 30, 2000
                                   (unaudited)


Principal
Amount/                                              Investment          Amortized                  % of Total
Shares              Investment                          Date               Cost            Value    Investments
--------            ----------                       ----------          ---------         -----    -----------
NON-MANAGED COMPANIES:

$104,262            Niigata Engineering              12/01/99
                    Co., Ltd.,                        through
                    Receivables(4)                   01/03/00               94,714         94,714
                                                                        ----------       --------      -----
                                                                            94,714         94,714       12.4
                                                                        ----------       --------      -----

821,376 sh.         WasteMasters, Inc.,
                    Common Stock(5)*                 06/03/98            1,097,307              1
                                                                        ----------       --------      -----
                                                                         1,097,307              1        0.0
                                                                        ----------       --------      -----
     Total Investment in Non-Managed
       Companies (37.0% of net assets)                                   1,192,021         94,715       12.4
                                                                        ----------       --------      -----
    Total Investments (299.2% of net assets)                            $9,749,799       $765,292      100.0%
                                                                        ==========       ========      =====

(1) The accrual of interest on the notes was discontinued by the Fund effective July 1, 1999.

(2)  The Fund has not accrued any interest income on these notes.

(3) The terms of the notes provide for three equal annual installments of $430,000 commencing on May 24, 2000. However, the Fund is a party to an Intercreditor and Subordination Agreement with R.B.M. Precision Metal Products, Inc.'s ("RBM's") other creditors, which prohibits principal payments on the notes prior to October 31, 2000 and restricts payments thereafter, based on a number of financial formulas contained in the Agreement.

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

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                                 BALANCE SHEETS

                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                   (unaudited)

                                                        2000           1999
                                                     -----------    -----------
ASSETS:
  Investments:
     Portfolio investments, at value:
        Managed companies (amortized cost -
          $8,557,778 and $8,530,780,
          respectively)                              $   670,577    $   884,473
        Non-managed companies (amortized cost -
          $1,192,021 and $1,139,911, respectively)        94,715         42,605
        Temporary investments, at amortized cost              --        374,820
                                                     -----------    -----------
          Total investments                              765,292      1,301,898
  Cash and cash equivalents                               21,120        130,566
  Accrued interest receivable                             17,807         19,126
  Other assets                                            27,433         20,834
                                                     -----------    -----------

     Total assets                                    $   831,652    $ 1,472,424
                                                     ===========    ===========

LIABILITIES:
  Payable to affiliates                              $    82,922    $    28,161
  Accounts payable and accrued liabilities               492,911        493,269
  Distributions payable to partners                           --        263,575
                                                     -----------    -----------

     Total liabilities                                   575,833        785,005
                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES

NET ASSETS:
  Managing General Partner                              (166,208)      (166,208)
  Limited Partners (equivalent to $0.49
     and $0.98 respectively, per limited
     partnership unit based on 869,796
     units outstanding)                                  422,027        853,627
                                                     -----------    -----------

        Net assets                                       255,819        687,419
                                                     -----------    -----------

          Total liabilities and net assets           $   831,652    $ 1,472,424
                                                     ===========    ===========

              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (unaudited)


                                                        2000           1999
                                                     -----------    -----------
INVESTMENT INCOME:
   Income:
     Interest                                        $    48,706    $    73,052
                                                     -----------    -----------

       Total investment income                            48,706         73,052
                                                     -----------    -----------

   Expenses:
     Fund administration fees                             29,581         29,581
     Investment advisory fees                             19,185         20,741
     Administrative expenses                              17,223         17,223
     Professional fees                                    17,871        106,379
     Independent General Partner fees
       and expenses                                       10,839         10,844
     Other expenses                                       19,318         15,268
                                                     -----------    -----------

       Total expenses                                    114,017        200,036
                                                     -----------    -----------

NET INVESTMENT LOSS                                      (65,311)      (126,984)
                                                     -----------    -----------

REALIZED AND UNREALIZED
   GAIN (LOSS) ON investments:
     Net realized gain on investments                         --        329,952
     Net change in unrealized loss on investments       (240,894)    (3,009,825)
                                                     -----------    -----------

       Net loss on investments                          (240,894)    (2,679,873)
                                                     -----------    -----------

NET DECREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                         $  (306,205)   $(2,806,857)
                                                     ===========    ===========


              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (unaudited)

                                                        2000           1999
                                                     -----------    -----------
INVESTMENT INCOME:
   Income:
     Interest                                        $   153,572    $   253,972
                                                     -----------    -----------

       Total investment income                           153,572        253,972
                                                     -----------    -----------

   Expenses:
     Fund administration fees                             88,745         88,745
     Investment advisory fees                             57,555         62,222
     Administrative expenses                              51,671         51,671
     Professional fees                                    40,117        143,927
     Independent General Partner fees
       and expenses                                       32,540         43,062
     Other expenses                                       73,650         44,856
                                                     -----------    -----------

       Total expenses                                    344,278        434,483
                                                     -----------    -----------

NET INVESTMENT LOSS                                     (190,706)      (180,511)
                                                     -----------    -----------

REALIZED AND UNREALIZED
   GAIN (LOSS) ON investments:
     Net realized gain on investments                         --        323,730
     Net change in unrealized loss on investments       (240,894)    (2,871,496)
                                                     -----------    -----------

       Net loss on investments                          (240,894)    (2,547,766)
                                                     -----------    -----------

NET DECREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                         $  (431,600)   $(2,728,277)
                                                     ===========    ===========


              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (unaudited)


                                                             2000           1999
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net decrease in net assets resulting from operations   $  (431,600)   $(2,728,277)
   Adjustments to reconcile net decrease in net assets
     resulting from operations to net cash used in
     operating activities:
       Accreted discount on portfolio investments             (21,437)        (7,293)
       Interest income received in stock                           --        (69,360)
       Change in assets and liabilities:
         Accrued interest receivable                            1,319         67,341
         Other assets                                          (6,599)          (199)
         Payable to affiliates                                 54,761          8,825
         Accounts payable and accrued liabilities                (358)         2,175
       Net realized gain on investments                            --       (323,730)
       Net change in unrealized loss on investments           240,894      2,871,496
                                                          -----------    -----------
         Net cash used in operating activities               (163,020)      (179,022)
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of portfolio investments                          (94,602)      (695,610)
   Proceeds from dispositions of portfolio investments         36,931        361,075
   Sale of temporary investments, net                         374,820        872,797
                                                          -----------    -----------
      Net cash provided by investing activities               317,149        538,262
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions paid to partners                       (263,575)      (854,850)
                                                          -----------    -----------
     Net cash used in financing activities                   (263,575)      (854,850)
                                                          -----------    -----------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                          (109,446)      (495,610)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                        130,566        628,670
                                                          -----------    -----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                          $    21,120    $   133,060
                                                          ===========    ===========


              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                       STATEMENTS OF CHANGES IN NET ASSETS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                    AND FOR THE YEAR ENDED DECEMBER 31, 1999
                                   (unaudited)


                                                        2000           1999
                                                    -----------    -----------
Decrease in net assets resulting from operations:
   Net investment loss                              $  (190,706)   $  (279,357)
   Net realized gain on investments                          --        410,023
   Net change in unrealized loss on
     investments                                       (240,894)    (6,494,039)
                                                    -----------    -----------
       Net decrease in net assets
         resulting from operations                     (431,600)    (6,363,373)

Repurchase of limited partnership units                      --       (296,973)

Return of capital distributions                              --     (1,118,426)
                                                    -----------    -----------

     Total decrease in net assets                      (431,600)    (7,778,772)

Net assets:

   Beginning of period                                  687,419      8,466,191
                                                    -----------    -----------

   End of period (including no undistributed
     net investment income )                        $   255,819    $   687,419
                                                    ===========    ===========


              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                        SELECTED PER UNIT DATA AND RATIOS
                                   (unaudited)


                                                     For the Three Months             For the Nine Months
                                                      Ended September 30,             Ended September 30,
                                                     --------------------             -------------------
                                                     2000            1999            2000           1999
                                                     ----            ----            ----           ----
Per Unit Data:
   Investment income                              $       .05     $       .07     $       .18     $       .27
   Expenses                                              (.13)           (.21)           (.40)           (.46)
                                                  -----------     -----------     -----------     -----------
     Net investment loss                                 (.08)           (.14)           (.22)           (.19)

   Net realized gain on investments                        --             .35              --             .34

   Net change in unrealized loss on investments          (.27)          (3.20)           (.27)          (3.06)

   Distributions declared to partners                      --            (.30)             --            (.90)
                                                  -----------     -----------     -----------     -----------

     Net decrease in net asset value                     (.35)          (3.29)           (.49)          (3.81)

       Net asset value:
         Beginning of period                             0.84            8.67            0.98            9.19
                                                  -----------     -----------     -----------     -----------
         End of period                            $      0.49     $      5.38     $      0.49     $      5.38
                                                  ===========     ===========     ===========     ===========

Ratios (annualized):
   Ratio of expenses to average net assets             111.53%          12.45%          86.20%           7.86%
   Ratio of net investment loss to average
     net assets                                        (63.89)%         (7.90)%        (47.75)%         (3.27)%

Number of limited partnership units at
   end of period                                      869,796         940,336         869,796         940,336


              The accompanying notes to financial statements are an integral part of these selected per unit data and ratios.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
                                   (unaudited)


1.       GENERAL

The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of FCM Fiduciary Capital Management Company ("FCM"), the Managing General Partner of Fiduciary Capital Pension Partners, L.P. (the "Fund"), necessary to fairly present the financial position of the Fund as of September 30, 2000 and the results of its operations, changes in net assets and its cash flows for the periods then ended.

These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Fund's annual audited financial statements for the year ended December 31, 1999.

2.       INVESTMENT ADVISORY FEES

As compensation for its services as investment adviser, FCM is entitled to receive, subject to certain limitations, a subordinated monthly fee at the annual rate of 1% of the Fund's available capital, as defined in the Partnership Agreement. Investment advisory fees of $57,555 are payable to FCM for the nine months ended September 30, 2000. The payment of these fees has been deferred pursuant to the applicable subordination provisions until the Limited Partners receive distributions equal to a cumulative non-compounded 6% return on their adjusted capital contributions, as defined in the Partnership Agreement.

3.       FUND ADMINISTRATION FEES

As compensation for its services as fund administrator, FCM receives a monthly fee at the annual rate of 0.45% of net proceeds available for investment, as defined in the Partnership Agreement. Fund administration fees of $88,745 were paid by the Fund for the nine months ended September 30, 2000. FCM is also reimbursed, subject to various limitations, for administrative expenses incurred in providing accounting and investor services to the Fund. The Fund reimbursed FCM for administrative expenses of $51,671 for the nine months ended September 30, 2000.

4.       INDEPENDENT GENERAL PARTNER FEES AND EXPENSES

As compensation for services rendered to the Fund, each of the Independent General Partners receives from the Fund and Fiduciary Capital Partners, L.P., an affiliated fund, (collectively, the "Funds") an annual fee of $30,000, payable monthly in arrears, together with all out-of-pocket expenses. Each Fund's allocation of these fees and expenses is based on the relative number of outstanding Units. Fees and expenses paid by the Fund for the nine months ended September 30, 2000 totaled $32,540.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                               SEPTEMBER 30, 2000
                                   (unaudited)


5.       COMMITMENTS AND CONTINGENCIES

LMC Corporation During February 2000, the Fund agreed to advance up to $38,498 to LMC. $14,096 of these advances was structured as the purchase of promissory notes, and additional advances totaling $21,825 were expensed by the Fund. Remaining amounts to be advanced, as of September 30, 2000, total $2,577.

WasteMasters, Inc. ("WasteMasters") The Fund acquired its WasteMasters stock, which trades on the OTC Bulletin Board System, from Nikko Trading of America Corporation ("Nikko") on June 3, 1998. The stock was subject to a 24-month lock-up period through May 2000. Upon expiration of the lock-up period, the Fund requested that WasteMasters issue the Fund a new stock certificate without the restrictive legend that existed on the Fund's original certificate, so that the stock could be sold. WasteMasters refused to comply with this request. WasteMasters and Nikko have been in litigation with each other and, during March 2000, the court involved with this litigation authorized the cancellation of all WasteMasters stock that had been issued to Nikko, including the shares that Nikko had previously transferred to the Fund. At this time, the Fund is uncertain as to how, or when, these issues regarding the ownership and transferability of its WasteMasters stock will be resolved. The Fund has retained counsel and WasteMasters' attorneys are considering the Fund's request to be treated as a bona fide stockholder. Others are in the same position as the Fund and have requested similar treatment. WasteMasters' attorneys have indicated that it may take until November 2000 to make a determination as to the Fund's position as a stockholder. There can be no assurance that a conclusion favorable to the Fund will be achieved, or that a determination will be made within the indicated time frame.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Fund held portfolio investments in two Managed Companies and two Non-Managed Companies, with an aggregate original cost of approximately $9.7 million. The value of these portfolio investments, which were made from net offering proceeds and the reinvestment of proceeds from the sale of other portfolio investments, represents approximately 299.2% of the Fund's net assets.

As of September 30, 2000, the Fund's remaining liquid assets were invested in money market funds. These funds are available to fund the annual repurchase offer, to fund follow-on investments in existing portfolio companies, to pay Fund expenses and for distribution to the partners.

Pursuant to the terms of the Fund's periodic unit repurchase policy, the Fund has annually offered to purchase from its Limited Partners up to 7.5% of its outstanding Units for an amount equal to the current net asset value per Unit, net of a fee (not to exceed 2%) to be retained by the Fund to offset expenses incurred in connection with the repurchase offer. If the number of tendered Units in any year exceeds 7.5% of the outstanding Units, the Fund's General Partners may vote to repurchase up to an additional 2% of the outstanding Units. If Units in excess of this amount are tendered, Units are purchased on a pro rata basis after giving priority to Limited Partners owning less than 100 Units. The 2000 repurchase offer was mailed to the Limited Partners during October 2000. The actual redemption of Units will occur on November 21, 2000.

The Fund's investment period ended on December 31, 1995. Although the Fund has been permitted to make additional investments in existing portfolio companies since 1995, the Fund is no longer permitted to acquire investments in new portfolio companies. Consequently, the Fund has been in a liquidation mode.

During 1999, the General Partners considered a number of possible plans that would have permitted the Fund to be liquidated by the end of 2000. However, it was determined that none of these plans was feasible. As a result, it is currently expected that the Fund will remain in existence until the remaining debt investments mature, are sold or are prepaid by the respective portfolio companies, and the remaining equity investments are sold or otherwise liquidated.

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

During February 2000, the Fund agreed to advance up to $38,498 to LMC in order to provide operating capital to LMC (see following discussion regarding LMC). $14,096 of these advances was structured as the purchase of promissory notes, and additional advances totaling $21,825 were expensed by the Fund. Remaining amounts to be advanced, as of September 30, 2000, total $2,577.

Payables to affiliates increased $54,761 from $28,161 at December 31, 1999 to $82,922 at September 30, 2000. This increase resulted primarily from the deferral of the payment of FCM's subordinated investment advisory fees for the nine months ended September 30, 2000. The payment of these fees will be deferred pursuant to the applicable subordination provisions until the Limited Partners receive distributions equal to a cumulative non-compounded 6% return on their adjusted capital contributions, as defined in the Partnership Agreement.

Distributions payable to partners decreased from $263,575 at December 31, 1999 to zero at September 30, 2000. This decrease resulted from a decrease in the per Unit distribution rate from $0.30 for the three months ended December 31, 1999 to zero for the three months ended September 30, 2000. It is unlikely that the Fund will be able to pay quarterly distributions during the remainder of 2000 and beyond. Distributions will be addressed on a quarterly basis by the General Partners and will involve the consideration of a number of issues.

RESULTS OF OPERATIONS

Investment Income and Expenses

The Fund's net investment loss was $65,311 for the three months ended September 30, 2000 as compared to a net investment loss of $126,984 for the corresponding period of the prior year. Net investment loss per limited partnership unit decreased from $0.14 to $0.08 and the ratio of net investment loss to average net assets increased from 7.90% to 63.89% for the three months ended September 30, 2000, as compared to the corresponding period of the prior year.

The Fund's net investment loss was $190,706 for the nine months ended September 30, 2000 as compared to a net investment loss of $180,511 for the corresponding period of the prior year. Net investment loss per limited partnership unit increased from $0.19 to $0.22 and the ratio of net investment loss to average net assets increased from 3.27% to 47.75% for the nine months ended September 30, 2000, as compared to the corresponding period of the prior year.

The net investment loss for the three months ended September 30, 2000 decreased primarily as a result of a decrease in professional fees, as compared to the corresponding period of the prior year. The decrease in professional fees was partially offset by a decrease in interest income and an increase in other expenses.

The net investment loss for the nine months ended September 30, 2000 increased primarily as a result of a decrease in interest income and an increase in other expenses, as compared to the corresponding period of the prior year. The negative effect of these items was partially offset by decreases in investment advisory fees, professional fees and Independent General Partner fees and expenses.

Investment income decreased $24,346 and $100,400, or 33.3% and 39.5%, for the three and nine month periods ended September 30, 2000, as compared to the corresponding periods of the prior year. These decreases resulted primarily from the decision to stop accruing interest on the Fund's LMC debt investments effective during July 1999 and a decrease in the amount of the Fund's temporary and money market investments. The amount of the Fund's temporary and money market investments decreased because of (i) cash distributions made by the Fund during 1999 that constituted a return of capital, (ii) purchases of additional LMC follow-on investments (including the Niigata receivables), and (iii) the Fund's repurchase of 7.50% of its Units during the fourth quarter of 1999. The negative effect of these items was partially offset by interest income earned on the Niigata receivables and an increase in the interest income earned on the RBM Precision Metal Products, Inc. ("RBM") subordinated debt investments. As discussed below, the Fund did not record any interest income on the RBM notes during the period from August 25, 1998 through May 24, 1999.

Total expenses decreased $86,019 and $90,205, or 43.0% and 20.8%, for the three and nine month periods ended September 30, 2000, as compared to the corresponding periods of the prior year. These decreases resulted primarily from decreases in professional fees. Investment advisory fees and Independent General Partner fees and expenses also decreased, although by smaller amounts. These decreases were partially offset by increases in other expenses incurred in connection with the Fund's LMC investments.

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

As of December 31, 1999, the Fund had recorded $8,743,613 of unrealized loss on investments. The increase in unrealized loss on investments during the three and nine months ended September 30, 2000 and the cumulative net unrealized loss on investments as of September 30, 2000 consisted of the following components:

                                                         Net Changes in
                                                      Unrealized Gain (Loss)
                                         -----------------------------------------------          Net Unrealized
                                          During the Three              During the Nine             Gain (Loss)
                                            Months Ended                 Months Ended             Recorded As of
Portfolio Company                        September 30, 2000           September 30, 2000         September 30, 2000
-----------------------------------      ------------------           ------------------         ------------------
LMC                                           $(240,894)                   $(240,894)                $(7,221,320)
RBM                                                   -                            -                    (665,881)
WMI                                                   -                            -                  (1,097,306)
                                              ---------                    ---------                 -----------
                                              $(240,894)                   $(240,894)                $(8,984,507)
                                              =========                    =========                 ===========

LMC experienced significant cash flow shortfalls in December 1999 and January 2000. These cash flow shortfalls, combined with significant reductions in the cash available under the Company's revolving line of credit with CIT Corporation, forced a cessation of production of equipment and severely curtailed LMC's ability to fulfill orders for spare parts.

LMC has held discussions with several potential purchasers of its business, in whole or in part. No meaningful purchase offers have been received to date. LMC has consummated a consignment joint venture arrangement with respect to its spare parts business and the majority of LMC's employees have been released.

In an effort to preserve value and facilitate the possible sale of LMC's business, the Fund agreed during February 2000 to advance up to $38,498 to LMC. $14,096 of these advances was structured as the purchase of promissory notes, and additional advances totaling $21,825 were expensed by the Fund. Remaining amounts to be advanced, as of September 30, 2000, total $2,577.

LMC received a notice of default, dated April 6, 2000, from CIT Corporation with respect to its revolving line of credit. On April 28, 2000, LMC filed for Chapter 11 bankruptcy protection.

The Fund wrote its LMC investment down by $459,200 and $282,720 during 1995 and 1997, respectively. As a result of the above-described developments, the Fund created additional reserves of $6,238,506 and $240,894 against the carrying values of the Fund's LMC investment during the year ended December 31, 1999 and the nine months ended September 30, 2000, respectively. Thus, the Fund's total LMC investment has a net carrying value of only $6, versus its cost of $7,221,326.

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

During December 1998, RBM and its lenders completed a restructuring under which a new senior lender, Wells Fargo Business Credit, replaced Bank of America. As part of this transaction, RBM's principle shareholder, 13i Capital Corporation, contributed additional equity to the company and the subordinated lenders, including the Fund, agreed to accept shares of RBM's common stock as payment for the next three quarterly interest payments beginning with the payment that was due during November 1998. As a consequence, the Fund's ownership of RBM, on a fully diluted basis, increased from 5.9% to 7.2%, assuming exercise of its warrants. The restructuring was designed to provide RBM with a period of time in which to secure additional customers and return to a more stable financial position under which RBM could meet its interest obligations to its creditors, including the Fund.

As a result of these developments, the Fund recorded aggregate writedowns of $665,881 relating to RBM during the year ended December 31, 1998.

RBM resumed paying the quarterly interest payments in cash, commencing with the quarterly interest payment due on August 24, 1999. The Fund placed a $1 aggregate valuation on the RBM common stock that was received in payment of the interest with respect to the nine-month period beginning August 25, 1998 and ending May 24, 1999.

For its fiscal year ended October 31, 1999, RBM's revenues were $11.6 million versus a budget of $12.0 million. For the year, RBM's loss was $1.3 million (pretax) versus a budgeted loss of $1.9 million.

RBM projects sales of approximately $17 million for its fiscal year ended October 31, 2000, with positive EBITA. RBM reported sales of $12.1 million, positive EBITA of $1.2 million and a net loss of $0.1 million for the nine months ended July 31, 2000.

RBM remains current with its interest payments to the Fund. However, on August 24, 2000, RBM notified the Fund that the company failed to meet two of the financial covenants included in the Fund's subordinated loan agreement with RBM for the nine months ended July 31, 2000. Management of the Fund agreed to a waiver with respect to these defaults, in part, because RBM represented to the Fund that based on booked orders, they expect all financial covenants to be met for their fiscal year ending October 31, 2000. The Fund executed the waiver with respect to the covenants for the nine months ended July 31, 2000 without waiving or effecting its rights for any other period.

Originally, the Fund's RBM debt was scheduled to be repaid over the three years ending May 2002. However, the Fund and RBM's other creditors entered into an Intercreditor and Subordination Agreement ("Intercreditor Agreement") in connection with a restructuring of RBM's senior debt in late 1998. The Intercreditor Agreement prohibits principal payments of RBM's subordinated debt prior to October 31, 2000 and restricts payments thereafter, based on a number of financial formulas contained in the Intercreditor Agreement. Therefore, both the amount and timing of the principal payments to be received by the Fund are dependent upon RBM's future operating results, including specifically the EIBITDA levels achieved.

During June 1998, the Fund exchanged its Atlas (which was in bankruptcy proceedings) subordinated notes and warrants for 821,376 shares of common stock of WasteMasters, a waste management company. The Fund acquired its WasteMasters stock, which trades on the OTC Bulletin Board System ("WAST"), from Nikko Trading of America Corporation ("Nikko"). The stock was subject to a 24-month lock-up period through May 2000. Upon expiration of the lock-up period, the Fund requested that WasteMasters issue the Fund a new stock certificate without the restrictive legend that existed on the Fund's original certificate, so that the stock could be sold. WasteMasters refused to comply with this request. WasteMasters and Nikko have been in litigation with each other and, during March 2000, the court involved with this litigation authorized the cancellation of all WasteMasters stock that had been issued to Nikko, including the shares that Nikko had previously transferred to the Fund. At this time, the Fund is uncertain as to how, or when, these issues regarding the ownership and transferability of its WasteMasters stock will be resolved. The Fund has retained counsel and WasteMasters' attorneys are considering the Fund's request to be treated as a bona fide stockholder. Others are in the same position as the Fund and have requested similar treatment. WasteMasters' attorneys have indicated that it may take until November 2000 to make a determination as to the Fund's position as a stockholder. There can be no assurance that a conclusion favorable to the Fund will be achieved, or that a determination will be made within the indicated time frame.

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

The 52-week low for the WasteMasters common stock is $0.02 per share and the current bid price (October 27, 2000) is $0.16 per share.

                           Part II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits and Reports to be filed:

Exhibit No.       Description

     11.1 Statement of Computation of Net Investment Income Per Limited Partnership Unit.

     19.1         Reports Furnished to Securities Holders.

     27.1         Financial Data Schedule.

(b) The Registrant did not file any reports on Form 8-K during the third quarter of the fiscal year ending December 31, 2000.

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

                                   Fiduciary Capital Pension Partners, L.P.
                                   (Registrant)


                                   By: FCM Fiduciary Capital Management Company
                                       Managing General Partner




Date:  October 29, 2000            By:   /s/ Donald R. Jackson
                                         ---------------------
                                         Donald R. Jackson
                                         Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER               DESCRIPTION
-------              -----------
   11.1              Statement of Computation of Net Investment
                     Income Per Limited Partnership Unit.

   19.1              Reports Furnished to Securities Holders

   27.1              Financial Data Schedule.