Form 10-Q
period 2001-03-31
FIDUCIARY CAPITAL PENSION PARTNERS L P
filed 2001-05-03
CIK 841688

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 2001
                              -------------------------------------------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________to____________________

Commission file number           0-17738
                      ---------------------------------------------------------



                    Fiduciary Capital Pension Partners, L.P.
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                          86-0653603
 ---------------------------                          ----------------------
   (State of organization)                               (I.R.S. Employer
                                                        Identification No.)



      1530 16th Street
          Suite 200
      Denver, Colorado                                      80202-1306
      ----------------                                      ----------
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

                    Fiduciary Capital Pension Partners, L.P.
                      Quarterly Report on Form 10-Q for the
                          Quarter Ended March 31, 2001



                                Table of Contents


                                                                                                        Page
                                                                                                        ----

Part I.           FINANCIAL INFORMATION

                  Item 1.      Condensed Financial Statements (unaudited)                                3

                               Schedule of Investments -
                               March 31, 2001                                                            3

                               Balance Sheets - March 31, 2001 and
                               December 31, 2000                                                         5

                               Statements of Operations for the three months
                               ended March 31, 2001 and 2000                                             6

                               Statements of Cash Flows for the three months
                               ended March 31, 2001 and 2000                                             7

                               Statements of Changes in Net Assets for the
                               three months ended March 31, 2001 and
                               for the year ended December 31, 2000                                      8

                               Selected Per Unit Data and Ratios                                         9

                               Notes to Financial Statements                                            10

                  Item 2.      Management's Discussion and Analysis
                               of Financial Condition and Results of
                               Operations                                                               12


Part II.          OTHER INFORMATION

                  Item 6.      Exhibits and Reports on Form 8-K                                         17

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                             SCHEDULE OF INVESTMENTS

                                 MARCH 31, 2001
                                   (unaudited)

------------------------------------------------------------------------------------------------------------------
Principal
Amount/                                              Investment          Amortized                    % of Total
Shares              Investment                          Date               Cost          Value        Investments
------------------------------------------------------------------------------------------------------------------

MANAGED COMPANIES:

$1,632,960          LMC Corporation, 12.00%
                    Senior Subordinated              11/01/96
                    Revolving Notes                   through
                    due 10/31/00(1)                  01/13/99           $1,632,960     $        1
$14,096             LMC Corporation, 12.00%          02/07/00
                    Promissory Notes due              through
                    8/7/00(2)                        04/11/00               14,096              1
------------------------------------------------------------------------------------------------------------------
                                                                         1,647,056              2        0.0%
------------------------------------------------------------------------------------------------------------------
$1,290,000          R.B.M. Precision Metal
                    Products, Inc., 13.00%
                    Senior Subordinated
                    Secured Notes due
                    5/24/02(3)                       05/24/95            1,265,888      1,290,000
12,603.7 sh.        R.B.M. Precision Metal
                    Products, Inc., Warrants to
                    Purchase Common Stock(3)*        05/24/95               73,295         23,400
12,717 sh.          R.B.M. Precision Metal
                    Products, Inc., Common
                    Stock(3)*                        12/09/98                    1         23,509
------------------------------------------------------------------------------------------------------------------
                                                                         1,339,184      1,336,909       94.8
------------------------------------------------------------------------------------------------------------------
     Total Investments in Managed Companies
       (102.1% of net assets)                                            2,986,240      1,336,911       94.8
------------------------------------------------------------------------------------------------------------------

NON-MANAGED COMPANIES:

$78,901             Niigata Engineering              12/01/99
                    Co., Ltd.,                        through
                    Receivables(4)                   01/03/00               73,621         73,621
------------------------------------------------------------------------------------------------------------------
                                                                            73,621         73,621        5.2
------------------------------------------------------------------------------------------------------------------






              The accompanying notes to financial statements are an
                         integral part of this schedule.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                             SCHEDULE OF INVESTMENTS

                                 MARCH 31, 2001
                                   (unaudited)

-------------------------------------------------------------------------------------------------------------------
Principal
Amount/                                              Investment          Amortized                    % of Total
Shares              Investment                          Date               Cost          Value        Investments
-------------------------------------------------------------------------------------------------------------------

821,376 sh.         WasteMasters, Inc.,
                    Common Stock(5)*                 06/03/98            1,097,307              1
-------------------------------------------------------------------------------------------------------------------
                                                                         1,097,307              1        0.0
-------------------------------------------------------------------------------------------------------------------
     Total Investment in Non-Managed Companies
       (5.6% of net assets)                                              1,170,928         73,622        5.2
-------------------------------------------------------------------------------------------------------------------
     Total Investments (107.7% of net assets)                           $4,157,168     $1,410,533      100.0%
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

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                                 BALANCE SHEETS

                      MARCH 31, 2001 AND DECEMBER 31, 2000
                                   (unaudited)


                                                                 2001               2000
                                                             ------------       ------------

ASSETS:
  Investments:
     Portfolio investments, at value:
        Managed companies (amortized cost -
          $2,986,240)                                        $  1,336,911       $  1,336,911
        Non-managed companies (amortized cost -
          $1,170,928 and $1,168,992, respectively)                 73,622             71,686
                                                             ------------       ------------
             Total investments                                  1,410,533          1,408,597
  Cash and cash equivalents                                        20,338                100
  Accrued interest receivable                                      16,374             17,772
  Other assets                                                     15,035             20,514
                                                             ------------       ------------

     Total assets                                            $  1,462,280       $  1,446,983
                                                             ============       ============

LIABILITIES:
  Payable to affiliates                                      $     47,740       $      4,950
  Accounts payable and accrued liabilities                        104,904            111,089
                                                             ------------       ------------

     Total liabilities                                            152,644            116,039
                                                             ------------       ------------

COMMITMENTS AND CONTINGENCIES

NET ASSETS:
  Managing General Partner                                       (104,604)          (124,842)
  Limited Partners (equivalent to $1.76
     and $1.81 respectively, per limited
     partnership unit based on 805,741
     units outstanding)                                         1,414,240          1,455,786
                                                             ------------       ------------

        Net assets                                              1,309,636          1,330,944
                                                             ------------       ------------

          Total liabilities and net assets                   $  1,462,280       $  1,446,983
                                                             ============       ============






              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (unaudited)


                                                       2001               2000
                                                   ------------       ------------
INVESTMENT INCOME:
   Income:
     Interest                                      $     43,484       $     53,415
                                                   ------------       ------------

       Total investment income                           43,484             53,415
                                                   ------------       ------------

   Expenses:
     Fund administration fees                            30,615             29,582
     Administrative expenses                             17,459             17,224
     Independent General Partner fees
       and expenses                                      10,464             10,487
     Professional fees                                    7,419             18,961
     Other expenses                                      19,073             20,611
     Investment advisory fees                                --             19,185
                                                   ------------       ------------

       Total expenses                                    85,030            116,050
                                                   ------------       ------------

NET INVESTMENT LOSS                                     (41,546)           (62,635)
                                                   ------------       ------------

NET DECREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                       $    (41,546)      $    (62,635)
                                                   ============       ============













              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (unaudited)


                                                                  2001               2000
                                                              ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net decrease in net assets resulting from operations       $    (41,546)      $    (62,635)
   Adjustments to reconcile net decrease in net assets
     resulting from operations to net cash used in
     operating activities:
       Accreted discount on portfolio investments                   (1,936)            (8,642)
       Change in assets and liabilities:
         Accrued interest receivable                                 1,398              1,826
         Other assets                                                5,479              7,759
         Payable to affiliates                                      42,790             19,671
         Accounts payable and accrued liabilities                   (6,185)            (6,639)
                                                              ------------       ------------
           Net cash used in operating activities                        --            (48,660)
                                                              ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of portfolio investments                                    --            (89,469)
   Sale of temporary investments, net                                   --            374,820
                                                              ------------       ------------
      Net cash provided by investing activities                         --            285,351
                                                              ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   General partner capital contributions                            20,238                 --
   Cash distributions paid to partners                                  --           (263,575)
                                                              ------------       ------------
     Net cash provided by (used in) financing activities            20,238           (263,575)
                                                              ------------       ------------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                             20,238            (26,884)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                 100            130,566
                                                              ------------       ------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                              $     20,338       $    103,682
                                                              ============       ============







              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                       STATEMENTS OF CHANGES IN NET ASSETS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                    AND FOR THE YEAR ENDED DECEMBER 31, 2000
                                   (unaudited)


                                                                 2001               2000
                                                             ------------       ------------
(Decrease) increase in net assets from operations:
   Net investment loss                                       $    (41,546)      $   (222,801)
   Net realized gain on investments                                    --         (5,131,299)
   Net change in unrealized loss on
     investments                                                       --          5,996,978
                                                             ------------       ------------
       Net (decrease) increase in net
         assets resulting from operations                         (41,546)           642,878

General partner capital contribution                               20,238             28,831

Repurchase of limited partnership units                                --            (28,184)
                                                             ------------       ------------

     Total (decrease) increase in net assets                      (21,308)           643,525

Net assets:

   Beginning of period                                          1,330,944            687,419
                                                             ------------       ------------

   End of period (including no undistributed
     net investment income )                                 $  1,309,636       $  1,330,944
                                                             ============       ============









              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                        SELECTED PER UNIT DATA AND RATIOS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (unaudited)


                                                                 2001                2000
                                                             ------------        ------------
Per Unit Data:
   Investment income                                         $       0.06        $       0.06
   Expenses                                                         (0.11)              (0.13)
                                                             ------------        ------------
     Net investment loss and net
       decrease in net asset value                                  (0.05)              (0.07)

       Net asset value:
         Beginning of period                                         1.81                0.98
                                                             ------------        ------------
         End of period                                       $       1.76        $       0.91
                                                             ============        ============

Ratios (annualized):
   Ratio of expenses to average net assets                          25.76%              70.75%
   Ratio of net investment loss to average
     net assets                                                    (12.59)%            (38.19)%

Number of limited partnership units at end of period              805,741             869,796













             The accompanying notes to financial statements are an integral part of these selected per unit data and ratios.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                   (unaudited)


1.       GENERAL

The accompanying unaudited interim condensed financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of FCM Fiduciary Capital Management Company ("FCM"), the Managing General Partner of Fiduciary Capital Pension Partners, L.P. (the "Fund"), necessary to fairly present the financial position of the Fund as of March 31, 2001 and the results of its operations, changes in net assets and its cash flows for the period then ended.

These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Fund's annual audited financial statements for the year ended December 31, 2000.


2.       INVESTMENT ADVISORY FEES

As compensation for its services as investment adviser, FCM was entitled to receive, subject to certain limitations, a subordinated monthly fee at the annual rate of 1% of the Fund's available capital, as defined in the Partnership Agreement. The investment advisory fees for 2000 were not paid during 2000 due to the failure of the Fund to satisfy the applicable subordination provisions. During March 2001, in connection with the adoption of the plan of liquidation for the Fund, FCM permanently waived its rights to receive any future investment advisory fees from the Fund, retroactive to January 1, 2000. As a result, the quarterly accruals for investment advisory fees that were made during 2000 were reversed as of December 31, 2000 and the Fund did not record any investment advisory fees during the three months ended March 31, 2001.


3.       FUND ADMINISTRATION FEES

As compensation for its services as fund administrator, FCM receives a monthly fee at the annual rate of 0.45% of net proceeds available for investment, as defined in the Partnership Agreement. Fund administration fees of $30,615 were paid by the Fund for the three months ended March 31, 2001. FCM is also reimbursed, subject to various limitations, for administrative expenses incurred in providing accounting and investor services to the Fund. The Fund reimbursed FCM for administrative expenses of $17,459 for the three months ended March 31, 2001.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                                 MARCH 31, 2001
                                   (unaudited)


4.       INDEPENDENT GENERAL PARTNER FEES AND EXPENSES

As compensation for services rendered to the Fund, each of the Independent General Partners receives from the Fund and Fiduciary Capital Partners, L.P., an affiliated fund, (collectively, the "Funds") an annual fee of $30,000, payable monthly in arrears, together with all out-of-pocket expenses. Each Fund's allocation of these fees and expenses is based on the relative number of outstanding Units. Fees and expenses paid by the Fund for the three months ended March 31, 2001 totaled $10,464.


5.       COMMITMENTS AND CONTINGENCIES

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Fund's unaudited Financial Statements and the Notes thereto. This report contains, in addition to historical information, forward-looking statements that include risks and other uncertainties. The Fund's actual results may differ materially from those anticipated in these forward-looking statements. While the Fund cannot always predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements, factors that might cause such a difference include general economic and business conditions, competition and other factors discussed elsewhere in this report. Readers are urged to consider statements that include the terms "believes", "expects", "plans", "anticipates", "intends" or the like to be uncertain and forward-looking. The Fund undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, the Fund held portfolio investments in two Managed Companies and two Non-Managed Companies, with an aggregate original cost of approximately $4.2 million. The value of these portfolio investments, which were made through the reinvestment of proceeds from the sale of other portfolio investments, represents approximately 107.7% of the Fund's net assets as of March 31, 2001.

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

As of March 31, 2001, the Fund's remaining liquid assets were invested in money market funds. These funds, along with the cash proceeds received during April 2001 from the RBM transaction, are available to fund the 2001 repurchase offer, to pay Fund expenses and for distribution to the partners. The Fund does not anticipate making any additional follow-on investments in existing portfolio companies.

During April 2001, the Fund declared a cash distribution of $1.00 per Unit, which will be paid to the Fund's partners on May 10, 2001.

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

If, as presently anticipated, the liquidation of the Fund is not completed prior to October 2001, the Fund will make a repurchase offer during October 2001. If the plan of liquidation is proceeding as anticipated, the net asset value per Unit at the time of the repurchase offer is anticipated to be a nominal amount.

Payables to affiliates increased $42,790 from $4,950 at December 31, 2000 to $47,740 at March 31, 2001. This increase resulted primarily from an increase in the amount of reimbursements due FCM for expenses incurred on behalf of the Fund.

RESULTS OF OPERATIONS

Investment Income and Expenses

The Fund's net investment loss was $41,546 for the three months ended March 31, 2001 as compared to a net investment loss of $62,635 for the corresponding period of the prior year. Net investment loss per limited partnership unit decreased from $0.07 to $0.05 and the ratio of net investment loss to average net assets decreased from 38.19% to 12.59% for the three months ended March 31, 2001 as compared to the corresponding period of the prior year.

The net investment loss for the three months ended March 31, 2001 decreased primarily as a result of a decrease in total expenses as compared to the corresponding period of the prior year. The impact of the decrease in total expenses was partially offset by a decrease in investment income.

Investment income decreased $9,931, or 18.6%, for the three months ended March 31, 2001, as compared to the corresponding period of the prior year. This decrease resulted primarily from a decrease in the amount of the Fund's temporary and money market investments and a decrease in the balance of the Niigata Engineering Co., Ltd. ("Niigata") receivables. The amount of the Fund's temporary and money market investments decreased because of (i) a cash distributions made by the Fund during February 2000 that constituted a return of capital, (ii) purchases of additional LMC follow-on investments (including the Niigata receivables), (iii) the Fund's repurchase of 7.36% of its Units during the fourth quarter of 2000, and (iv) operating losses incurred by the Fund. The balance of the Niigata receivables decreased because of payments received from Niigata during May and November of 2000.

Total expenses decreased $31,020, or 26.7%, for the three months ended March 31, 2001, as compared to the corresponding period of the prior year. This decrease resulted primarily from decreases in professional and investment advisory fees.

Professional fees decreased because prior year legal fees included a significant amount of fees incurred in connection with LMC related litigation. The Fund's obligation to pay the monthly investment advisory fees to FCM was subject to the Fund satisfying applicable subordination provisions as set forth in the Partnership Agreement. The investment advisory fees were not paid during 2000 due to the failure of the Fund to satisfy these subordination provisions. During March 2001, in connection with the adoption of the plan of liquidation for the Fund, FCM permanently waived its rights to receive any future investment advisory fees from the Fund, retroactive to January 1, 2000. As a result, the quarterly accruals for investment advisory fees that were made during 2000 were reversed as of December 31, 2000 and the Fund did not record any investment advisory fees during the three months ended March 31, 2001.

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

As of December 31, 2000, the Fund had recorded $2,746,635 of unrealized loss on investments. There were no changes to these unrealized losses on investments during the three months ended March 31, 2001. The cumulative net unrealized loss on investments as of March 31, 2001 consisted of the following components:

                              Net Changes in
Unrealized Gain (Loss)        Net Unrealized
                             During the Three         Gain (Loss)
                               Months Ended         Recorded As of
   Portfolio Company          March 31, 2001        March 31, 2001
-----------------------      ---------------       ---------------
LMC                          $            --       $    (1,647,054)
RBM                                       --                (2,275)
WasteMasters                              --            (1,097,306)
                             ---------------       ---------------
                             $            --       $    (2,746,635)
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

LMC received a notice of default, dated April 6, 2000, from CIT with respect to its revolving line of credit. On April 28, 2000, LMC filed for Chapter 11 bankruptcy protection. On November 9, 2000, CIT repossessed LMC's assets that had been pledged as collateral on the line of credit (all of LMC's assets except for its real property). On January 17, 2001, CIT conducted a foreclosure sale of the repossessed assets. The proceeds of the foreclosure sale totaled less than the amount of LMC's indebtedness to CIT. LMC is currently attempting to sell its real property. All proceeds realized from the sale will be payable to LMC's creditors, including the Fund.

The Fund wrote its LMC investment down by $459,200 and $282,720 during 1995 and 1997, respectively. As a result of the above-discussed developments, the Fund created additional reserves of $6,238,506 and $240,894 against the carrying values of the Fund's LMC investment during the years ended December 31, 1999 and 2000, respectively. As of December 31, 2000, the Fund wrote the cost of all of its LMC equity investments off as realized losses. There is a possibility that the Fund could recover a small portion of its investment in LMC debt during 2001 out of proceeds derived from the sale of LMC's real property.

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

As of December 31, 2000, the Fund adjusted the carrying value of its RBM investments to amounts equal to the proceeds received from RBM during April 2001.

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

The WasteMasters common stock, which trades on the OTC Bulletin Board System ("WASTE"), closed at $1.78 (an average of the closing bid and ask prices) on June 3, 1998 (the date of the exchange). However, due to a number of factors, including the speculative nature of the WasteMasters stock, the two-year lock-up period and the relative size of the Fund's stock position, FCM recorded the WasteMasters stock at the same nominal value that the Atlas securities had previously been carried by the Fund.

The Fund recorded a realized loss of $2,125,574 on the exchange, which is equal to the amount of the loss that the Fund claimed for income tax purposes from the disposition of the Atlas securities. The balance of the unrealized loss previously recorded by the Fund with respect to the Atlas securities continues to be carried by the Fund as an unrealized loss.

The 52-week low for the WasteMasters common stock is $0.02 per share and the current bid price (April 30, 2001) is $0.05 per share.

                           Part II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits and Reports to be filed:

Exhibit No.    Description

   11.1 Statement of Computation of Net Investment Income Per Limited Partnership Unit.

(b) The Registrant did file a report on Form 8-K on March 26, 2001 to report (i) the dissolution of the Partnership, (ii) the adoption of a plan of liquidation by the General Partners, and (iii) the General Partners' decision to permanently suspend the recognition of transfers of Units that were not consummated and approved prior to April 15, 2001.

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

                                   Fiduciary Capital Pension Partners, L.P.
                                   (Registrant)


                                   By: FCM Fiduciary Capital Management Company
                                       Managing General Partner



Date:  May 2, 2001                 By: /s/ Donald R. Jackson
                                       ----------------------------------------
                                       Donald R. Jackson
                                       Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER     DESCRIPTION
------     -----------

  11.1     Statement of Computation of Net Investment Income Per Limited
           Partnership Unit.