Form 10-Q
period 2001-06-30
FIDUCIARY CAPITAL PENSION PARTNERS L P
filed 2001-08-03
CIK 841688

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 2001
                              --------------------------------------------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________  to ______________________

Commission file number           0-17738
                      ----------------------------------------------------------



                    Fiduciary Capital Pension Partners, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Delaware                                                   86-0653603
-----------------------                                      -------------------
(State of organization)                                       (I.R.S. Employer
                                                             Identification No.)



   1530 16th Street
       Suite 200
   Denver, Colorado                                               80202-1306
 ---------------------                                            ----------
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

                    Fiduciary Capital Pension Partners, L.P.
                      Quarterly Report on Form 10-Q for the
                           Quarter Ended June 30, 2001



                                Table of Contents


                                                                                                       Page
                                                                                                       ----
Part I.           FINANCIAL INFORMATION

                  Item 1.      Condensed Financial Statements (unaudited)                                3

                               Schedule of Investments -
                               June 30, 2001                                                             3

                               Balance Sheets - June 30, 2001 and
                               December 31, 2000                                                         4

                               Statements of Operations for the three months
                               ended June 30, 2001 and 2000                                              5

                               Statements of Operations for the six months
                               ended June 30, 2001 and 2000                                              6

                               Statements of Cash Flows for the six months
                               ended June 30, 2001 and 2000                                              7

                               Statements of Changes in Net Assets for the
                               six months ended June 30, 2001 and
                               for the year ended December 31, 2000                                      8

                               Selected Per Unit Data and Ratios                                         9

                               Notes to Financial Statements                                            10

                  Item 2.      Management's Discussion and Analysis
                               of Financial Condition and Results of
                               Operations                                                               12


Part II.          OTHER INFORMATION

                  Item 6.      Exhibits and Reports on Form 8-K                                         17

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements


                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                             SCHEDULE OF INVESTMENTS

                                  JUNE 30, 2001
                                   (unaudited)

Principal
Amount/                                              Investment          Amortized                    % of Total
Shares              Investment                          Date               Cost          Value        Investments
---------           ----------                       ----------          ---------       -----        -----------
MANAGED COMPANIES:

$1,632,960          LMC Corporation, 12.00%
                    Senior Subordinated              11/01/96
                    Revolving Notes                   through
                    due 10/31/00(1)                  01/13/99           $1,632,960        $     1
$14,096             LMC Corporation, 12.00%          02/07/00
                    Promissory Notes due              through
                    8/7/00(2)                        04/11/00               14,096              1
                                                                        ----------        -------      -----
                                                                         1,647,056              2        0.0%
                                                                        ----------        -------      -----
     Total Investments in Managed Companies
       (0.0% of net assets)                                              1,647,056              2        0.0
                                                                        ----------        -------      -----

NON-MANAGED COMPANIES:

$53,540             Niigata Engineering              12/01/99
                    Co., Ltd.,                        through
                    Receivables(3)                   12/10/99               49,961         49,961
                                                                        ----------        -------      -----
                                                                            49,961         49,961      100.0
                                                                        ----------        -------      -----
821,376 sh.         WasteMasters, Inc.,
                    Common Stock(4)*                 06/03/98            1,097,307              1
                                                                        ----------        -------      -----
                                                                         1,097,307              1        0.0
                                                                        ----------        -------      -----
     Total Investment in Non-Managed Companies
       (11.2% of net assets)                                             1,147,268         49,962      100.0
                                                                        ----------        -------      -----
     Total Investments (11.2% of net assets)                            $2,794,324        $49,964      100.0%
                                                                        ==========        =======      =====

(1) The accrual of interest on the notes was discontinued by the Fund effective July 1, 1999.

(2)  The Fund has not accrued any interest on these notes.

(3) These are non-interest bearing receivables, which were purchased from LMC Corporation ("LMC") at a discount. Payments are due on November 21, 2001 in the amount of $25,361 and on May 21, 2002 in the amount of $28,179.

(4) See Note 5 regarding significant issues concerning the ownership and transferability of this stock.

*    Non-income producing security.

              The accompanying notes to financial statements are an
                         integral part of this schedule.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                                 BALANCE SHEETS

                       JUNE 30, 2001 AND DECEMBER 31, 2000
                                   (unaudited)


                                                         2001            2000
                                                     ------------    ------------
ASSETS:
  Investments:
     Portfolio investments, at value:
        Managed companies (amortized cost -
          $1,647,056 and $2,986,240, respectively)   $          2    $  1,336,911
        Non-managed companies (amortized cost -
          $1,147,268 and $1,168,992, respectively)         49,962          71,686
                                                     ------------    ------------
             Total investments                             49,964       1,408,597
  Cash and cash equivalents                               518,862             100
  Accrued interest receivable                               1,601          17,772
  Other assets                                              8,085          20,514
                                                     ------------    ------------

     Total assets                                    $    578,512    $  1,446,983
                                                     ============    ============

LIABILITIES:
  Payable to affiliates                              $     25,894    $      4,950
  Accounts payable and accrued liabilities                105,381         111,089
                                                     ------------    ------------

     Total liabilities                                    131,275         116,039
                                                     ------------    ------------

COMMITMENTS AND CONTINGENCIES

NET ASSETS:
  Managing General Partner                                (83,850)       (124,842)
  Limited Partners (equivalent to $0.66
     and $1.81 respectively, per limited
     partnership unit based on 805,741
     units outstanding)                                   531,087       1,455,786
                                                     ------------    ------------

        Net assets                                        447,237       1,330,944
                                                     ------------    ------------

          Total liabilities and net assets           $    578,512    $  1,446,983
                                                     ============    ============



              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (unaudited)


                                                       2001          2000
                                                    ----------    ----------
INVESTMENT INCOME:
   Income:
     Interest                                       $   11,787    $   51,451
                                                    ----------    ----------

       Total investment income                          11,787        51,451
                                                    ----------    ----------

   Expenses:
     Fund administration fees                           31,132        29,582
     Administrative expenses                            17,576        17,224
     Independent General Partner fees
       and expenses                                     10,440        11,214
     Professional fees                                   7,178         3,285
     Other expenses                                     14,735        33,721
     Investment advisory fees                               --        19,185
                                                    ----------    ----------

       Total expenses                                   81,061       114,211
                                                    ----------    ----------

NET INVESTMENT LOSS                                    (69,274)      (62,760)
                                                    ----------    ----------

REALIZED AND UNREALIZED
   GAIN (LOSS) ON INVESTMENTS:
     Net realized loss on investments                   (2,275)           --
     Net change in unrealized loss on investments        2,275            --
                                                    ----------    ----------

       Net loss on investments                              --            --
                                                    ----------    ----------

NET DECREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                        $  (69,274)   $  (62,760)
                                                    ==========    ==========



              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (unaudited)


                                                       2001          2000
                                                    ----------    ----------
INVESTMENT INCOME:
   Income:
     Interest                                       $   55,271    $  104,866
                                                    ----------    ----------

       Total investment income                          55,271       104,866
                                                    ----------    ----------

   Expenses:
     Fund administration fees                           61,747        59,164
     Administrative expenses                            35,035        34,448
     Independent General Partner fees
       and expenses                                     20,904        21,701
     Professional fees                                  14,597        22,246
     Other expenses                                     33,808        54,332
     Investment advisory fees                               --        38,370
                                                    ----------    ----------

       Total expenses                                  166,091       230,261
                                                    ----------    ----------

NET INVESTMENT LOSS                                   (110,820)     (125,395)
                                                    ----------    ----------

REALIZED AND UNREALIZED
   GAIN (LOSS) ON INVESTMENTS:
     Net realized loss on investments                   (2,275)           --
     Net change in unrealized loss on investments        2,275            --
                                                    ----------    ----------

       Net loss on investments                              --            --
                                                    ----------    ----------

NET DECREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                        $ (110,820)   $ (125,395)
                                                    ==========    ==========



              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (unaudited)


                                                              2001            2000
                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net decrease in net assets resulting from operations   $   (110,820)   $   (125,395)
   Adjustments to reconcile net decrease in net assets
     resulting from operations to net cash used in
     operating activities:
       Accreted discount on portfolio investments               (3,637)        (16,225)
       Change in assets and liabilities:
         Accrued interest receivable                            16,171           1,069
         Other assets                                           12,429          15,517
         Payable to affiliates                                  20,944          37,203
         Accounts payable and accrued liabilities               (5,708)         (4,248)
       Net realized loss on investments                          2,275              --
       Net change in unrealized gain on investments             (2,275)             --
                                                          ------------    ------------
         Net cash used in operating activities                 (70,621)        (92,079)
                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of portfolio investments                                --         (94,602)
   Proceeds from dispositions of portfolio investments       1,362,270          36,931
   Sale of temporary investments, net                               --         374,820
                                                          ------------    ------------
     Net cash provided by investing activities               1,362,270         317,149
                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   General partner capital contributions                        40,993              --
   Cash distributions paid to partners                        (813,880)       (263,575)
                                                          ------------    ------------
     Net cash used in financing activities                    (772,887)       (263,575)
                                                          ------------    ------------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                        518,762         (38,505)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                             100         130,566
                                                          ------------    ------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                          $    518,862    $     92,061
                                                          ============    ============



              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                       STATEMENTS OF CHANGES IN NET ASSETS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

                    AND FOR THE YEAR ENDED DECEMBER 31, 2000
                                   (unaudited)


                                                         2001            2000
                                                     ------------    ------------
(Decrease) increase in net assets from operations:
   Net investment loss                               $   (110,820)   $   (222,801)
   Net realized loss on investments                        (2,275)     (5,131,299)
   Net change in unrealized loss on
     investments                                            2,275       5,996,978
                                                     ------------    ------------
       Net (decrease) increase in net
         assets resulting from operations                (110,820)        642,878

General Partner capital contributions                      40,993          28,831

Distributions                                            (813,880)             --

Repurchase of limited partnership units                        --         (28,184)
                                                     ------------    ------------

     Total (decrease) increase in net assets             (883,707)        643,525

Net assets:

   Beginning of period                                  1,330,944         687,419
                                                     ------------    ------------

   End of period (including no undistributed
     net investment income )                         $    447,237    $  1,330,944
                                                     ============    ============



              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                        SELECTED PER UNIT DATA AND RATIOS
                                   (unaudited)


                                              For the Three Months      For the Six Months
                                                 Ended June 30,            Ended June 30,
                                             ---------------------     ---------------------
                                               2001         2000         2001         2000
                                             --------     --------     --------     --------
Per Unit Data:
   Investment income                         $     --     $   0.06     $   0.06     $   0.12
   Expenses                                     (0.10)       (0.13)       (0.21)       (0.26)
                                             --------     --------     --------     --------
     Net investment loss                        (0.10)       (0.07)       (0.15)       (0.14)

   Distributions declared to partners           (1.00)          --        (1.00)          --
                                             --------     --------     --------     --------

     Net decrease in net asset value            (1.10)       (0.07)       (1.15)       (0.14)

       Net asset value:
         Beginning of period                     1.76         0.91         1.81         0.98
                                             --------     --------     --------     --------
         End of period                       $   0.66     $   0.84     $   0.66     $   0.84
                                             ========     ========     ========     ========

Ratios (annualized):
   Ratio of expenses to average net assets      36.91%       76.60%       32.27%       73.71%
   Ratio of net investment loss to average
     net assets                                (31.75)%     (42.09)%     (21.53)%     (40.14)%

Number of limited partnership units at
   end of period                              805,741      869,796      805,741      869,796



              The accompanying notes to financial statements are an
            integral part of these selected per unit data and ratios.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001
                                   (unaudited)


1.       GENERAL

The accompanying unaudited interim condensed financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of FCM Fiduciary Capital Management Company ("FCM"), the Managing General Partner of Fiduciary Capital Pension Partners, L.P. (the "Fund"), necessary to fairly present the financial position of the Fund as of June 30, 2001 and the results of its operations, changes in net assets and its cash flows for the period then ended.

These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Fund's annual audited financial statements for the year ended December 31, 2000.

2.       INVESTMENT ADVISORY FEES

As compensation for its services as investment adviser, FCM was entitled to receive, subject to certain limitations, a subordinated monthly fee at the annual rate of 1% of the Fund's available capital, as defined in the Partnership Agreement. The investment advisory fees for 2000 were not paid during 2000 due to the failure of the Fund to satisfy the applicable subordination provisions. During March 2001, in connection with the adoption of the plan of liquidation for the Fund, FCM permanently waived its rights to receive any future investment advisory fees from the Fund, retroactive to January 1, 2000. As a result, the quarterly accruals for investment advisory fees that were made during 2000 were reversed as of December 31, 2000 and the Fund did not record any investment advisory fees during the six months ended June 30, 2001.

3.       FUND ADMINISTRATION FEES

As compensation for its services as fund administrator, FCM receives a monthly fee at the annual rate of 0.45% of net proceeds available for investment, as defined in the Partnership Agreement. Fund administration fees of $61,747 were paid by the Fund for the six months ended June 30, 2001. FCM is also reimbursed, subject to various limitations, for administrative expenses incurred in providing accounting and investor services to the Fund. The Fund reimbursed FCM for administrative expenses of $35,035 for the six months ended June 30, 2001.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                                  JUNE 30, 2001
                                   (unaudited)


4.       INDEPENDENT GENERAL PARTNER FEES AND EXPENSES

As compensation for services rendered to the Fund, each of the Independent General Partners receives from the Fund and Fiduciary Capital Partners, L.P., an affiliated fund, (collectively, the "Funds") an annual fee of $30,000, payable monthly in arrears, together with all out-of-pocket expenses. Each Fund's allocation of these fees and expenses is based on the relative number of outstanding Units. Fees and expenses paid by the Fund for the six months ended June 30, 2001 totaled $20,904.


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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, the Fund held portfolio investments in one Managed Company and two Non-Managed Companies, with an aggregate original cost of approximately $2.8 million. The value of these portfolio investments, which were made through the reinvestment of proceeds from the sale of other portfolio investments, represents approximately 11.2% of the Fund's net assets as of June 30, 2001.

The Fund's investment period ended on December 31, 1995. Although the Fund has been permitted to make additional investments in existing portfolio companies since 1995, the Fund is no longer permitted to acquire investments in new portfolio companies. Consequently, the Fund has been in a liquidation mode since 1995.

As provided for in the Partnership Agreement, the Fund's term expired, and the dissolution of the Fund was effective, as of December 31, 2000. The General Partners are proceeding with the final liquidation and distribution of the Fund's assets in accordance with a plan of liquidation that was adopted by the General Partners on March 2, 2001. It is currently anticipated that the liquidation of the Fund will be completed prior to December 31, 2001. A cash distribution of $1.00 per Unit was paid to Limited Partners on May 10, 2001 and it is anticipated that the Fund will make one or more additional cash distributions during 2001. It is currently anticipated that these additional distributions will total less than $0.50 per Unit.

On April 5, 2001, R.B.M. Precision Metal Products, Inc. ("RBM") (i) prepaid the $1,290,000 of RBM notes held by the Fund at par, plus accrued interest, and (ii) repurchased its common stock and warrants held by the Fund for $46,909.

As of June 30, 2001, the Fund's remaining liquid assets were invested in money market funds. These funds are available to fund the 2001 repurchase offer, to pay Fund expenses and for distribution to the partners. The Fund does not anticipate making any additional follow-on investments in existing portfolio companies.

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

Accrued interest receivable decreased $16,171 from $17,772 at December 31, 2000 to $1,601 at June 30, 2001. This decrease resulted primarily from the prepayment of the RBM notes as of April 5, 2001.

Payables to affiliates increased $20,944 from $4,950 at December 31, 2000 to $25,894 at June 30, 2001. This increase resulted primarily from an increase in the amount of reimbursements due FCM for expenses incurred on behalf of the Fund.

RESULTS OF OPERATIONS

Investment Income and Expenses

The Fund's net investment loss was $69,274 for the three months ended June 30, 2001 as compared to a net investment loss of $62,760 for the corresponding period of the prior year. Net investment loss per limited partnership unit increased from $0.07 to $0.10 and the ratio of net investment loss to average net assets decreased from 42.09% to 31.75% for the three months ended June 30, 2001 as compared to the corresponding period of the prior year.

The Fund's net investment loss was $110,820 for the six months ended June 30, 2001 as compared to a net investment loss of $125,395 for the corresponding period of the prior year. Net investment loss per limited partnership unit increased from $0.14 to $0.15 and the ratio of net investment loss to average net assets decreased from 40.14% to 21.53% for the six months ended June 30, 2001 as compared to the corresponding period of the prior year.

The net investment losses for both the three and six month periods ended June 30, 2001 decreased primarily as a result of a decrease in total expenses as compared to the corresponding period of the prior year. The impact of the decrease in total expenses was partially offset by a decrease in investment income.

Investment income decreased $39,664 and $49,595, or 77.1% and 47.3%, for the three and six month periods ended June 30, 2001, as compared to the corresponding period of the prior year. These decreases resulted primarily from the sale of the Fund's RBM notes during April 2001, a decrease in the amount of the Fund's temporary and money market investments, and a decrease in the balance of the Niigata Engineering Co., Ltd. ("Niigata") receivables. The amount of the Fund's temporary and money market investments decreased because of cash distributions made by the Fund during February 2000 and May 2001 that constituted a return of capital, the Fund's repurchase of 7.36% of its Units during the fourth quarter of 2000, and operating losses incurred by the Fund. These decreases were partially offset by the proceeds received from the sale of the Fund's RBM investments during April 2001. The balance of the Niigata receivables decreased because of payments received from Niigata during May and November of 2000 and May 2001.

Total expenses decreased $33,150 and $64,170, or 29.0% or 27.9%, for the three and six month periods ended June 30, 2001, as compared to the corresponding period of the prior year. These decreases resulted primarily from decreases in investment advisory fees, professional fees and other expenses.

The Fund's obligation to pay the monthly investment advisory fees to FCM was subject to the Fund satisfying applicable subordination provisions as set forth in the Partnership Agreement. The investment advisory fees were not paid during 2000 due to the failure of the Fund to satisfy these subordination provisions. During March 2001, in connection with the adoption of the plan of liquidation for the Fund, FCM permanently waived its rights to receive any future investment advisory fees from the Fund, retroactive to January 1, 2000. As a result, the quarterly accruals for investment advisory fees that were made during 2000 were reversed as of December 31, 2000 and the Fund did not record any investment advisory fees during the six months ended June 30, 2001.

The decreases in professional fees for the six months ended June 30, 2001 and in other expenses for both the three and six month periods ended June 30, 2001 resulted primarily from decreases in legal fees and other expenses incurred in connection with the Fund's investments in LMC Corporation ("LMC").

Realized Gain (Loss) on Investments

On April 5, 2001, RBM (i) prepaid the $1,290,000 of RBM notes held by the Fund at par, plus accrued interest, and (ii) repurchased its common stock and warrants held by the Fund for $46,909. In the aggregate, the Fund realized a net loss of $2,275 from these transactions.

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

As of December 31, 2000, the Fund had recorded $2,746,635 of unrealized loss on investments. The net decrease in unrealized loss on investments during the six months ended June 30, 2001 and cumulative net unrealized loss on investments as of June 30, 2001 consisted of the following components:

                                               Net Changes in
                                           Unrealized Gain (Loss)     Net Unrealized
                                               During the Six          Gain (Loss)
                                                Months Ended          Recorded As of
          Portfolio Company                     June 30, 2001         June 30, 2001
          -----------------                ----------------------     --------------
Unrealized losses recorded during prior
   periods with respect to investments
   disposed of during the six months
   ended June 30, 2001                           $     2,275           $        --
LMC                                                       --            (1,647,054)
WasteMasters                                              --            (1,097,306)
                                                 -----------           -----------
                                                 $     2,275           $(2,744,360)
                                                 ===========           ===========

On April 28, 2000, LMC filed for Chapter 11 bankruptcy protection. On November 9, 2000, LMC's secured lender, CIT, repossessed LMC's assets that had been pledged as collateral on a line of credit (all of LMC's assets except for its real property). On January 17, 2001, CIT conducted a foreclosure sale of the repossessed assets. The proceeds of the foreclosure sale totaled less than the amount of LMC's indebtedness to CIT. LMC is currently attempting to sell its real property. All proceeds realized from the sale will be payable to LMC's creditors, including the Fund.

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

During June 1998, the Fund exchanged its Atlas Environmental, Inc. ("Atlas") subordinated notes and warrants for 821,376 shares of common stock in WasteMasters, a waste management company headquartered in El Reno, Oklahoma. The Fund's WasteMasters stock, which was acquired from Nikko Trading of America Corporation ("Nikko"), was subject to a 24-month lock-up period through May 2000. Upon expiration of the lock-up period, the Fund requested that WasteMasters issue the Fund a new stock certificate without the restrictive legend that existed on the Fund's original certificate, so the stock could be sold. WasteMasters refused to comply with this request because of a court order during March 2000 that authorized the cancellation of all WasteMasters stock that had been issued to Nikko, including the shares that

Nikko had previously transferred to the Fund. At this time, the Fund is uncertain as to how, or when, these issues regarding the ownership and transferability of its WasteMasters stock will be resolved. The Fund has retained counsel and WasteMasters' attorneys are considering the Fund's request to be treated as a bona fide purchaser of the shares from Nikko. Others are in the same position as the Fund and have requested similar treatment. WasteMasters' attorneys have indicated that they will not be in a position to make a determination as to the Fund's position as a bona fide purchaser until other ongoing litigation is resolved. There can be no assurance that a conclusion favorable to the Fund will be achieved, or that a determination will be made prior to the final liquidation of the Fund.

The WasteMasters common stock, which trades on the OTC Bulletin Board System ("WAST"), closed at $1.78 (an average of the closing bid and ask prices) on June 3, 1998 (the date of the exchange). However, due to a number of factors, including the speculative nature of the WasteMasters stock, the two-year lock-up period and the relative size of the Fund's stock position, the Fund recorded the WasteMasters stock at the same nominal value that the Atlas securities had previously been carried by the Fund.

The Fund recorded a realized loss of $2,125,574 on the exchange, which is equal to the amount of the loss that the Fund claimed for income tax purposes from the disposition of the Atlas securities. The balance of the unrealized loss previously recorded by the Fund with respect to the Atlas securities continues to be carried by the Fund as an unrealized loss.

During June 2001, WasteMasters filed two Forms 8-K with the Securities and Exchange Commission describing a corporate reorganization plan, in which a WasteMasters subsidiary, Environmental Energy Services, Inc. became WasteMasters' parent corporation, followed by a sale of the WasteMasters corporate entity for a nominal amount. These described transactions appear to represent an effort by the company to rid itself of certain of WasteMasters' liabilities and lawsuits, while effectively continuing in business under a revised corporate structure. Notwithstanding these filings, as of July 24, 2001 the stock continues to trade under the name of WasteMasters.

Both the 52-week low and the current bid price (July 24, 2001) for the WasteMasters common stock are $0.02 per share.

                           Part II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits and Reports to be filed:

Exhibit No.       Description

     11.1 Statement of Computation of Net Investment Income Per Limited Partnership Unit.

     19.1      Reports Furnished to Securities Holders.

     (b) The Registrant did not file any reports on Form 8-K during the second quarter of the fiscal year ending December 31, 2001.

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

                                    Fiduciary Capital Pension Partners, L.P.
                                    (Registrant)


                                    By: FCM Fiduciary Capital Management Company
                                                 Managing General Partner



Date:  August 2, 2001               By:    /s/ Donald R. Jackson
                                           ---------------------
                                           Donald R. Jackson
                                           Chief Financial Officer

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