Form 10-Q
period 2001-09-30
FIDUCIARY CAPITAL PENSION PARTNERS L P
filed 2001-11-02
CIK 841688

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 2001
                              -------------------------------------------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                                --------------    ----------------

Commission file number           0-17738
                         ------------------------------------------------------



                    Fiduciary Capital Pension Partners, L.P.
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                               86-0653603
---------------------------                              ----------------------
  (State of organization)                                  (I.R.S. Employer
                                                          Identification No.)



  1530 16th Street
     Suite 200
  Denver, Colorado                                             80202-1306
--------------------                                           ----------
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

                    Fiduciary Capital Pension Partners, L.P.
                      Quarterly Report on Form 10-Q for the
                        Quarter Ended September 30, 2001



                                Table of Contents


                                                                            Page
                                                                            ----

Part I.     FINANCIAL INFORMATION

            Item 1.      Condensed Financial Statements (unaudited)          3

                         Schedule of Investments -
                         September 30, 2001                                  3

                         Balance Sheets - September 30, 2001 and
                         December 31, 2000                                   4

                         Statements of Operations for the three months
                         ended September 30, 2001 and 2000                   5

                         Statements of Operations for the nine months
                         ended September 30, 2001 and 2000                   6

                         Statements of Cash Flows for the nine months
                         ended September 30, 2001 and 2000                   7

                         Statements of Changes in Net Assets for the
                         nine months ended September 30, 2001 and
                         for the year ended December 31, 2000                8

                         Selected Per Unit Data and Ratios                   9

                         Notes to Financial Statements                      10

            Item 2.      Management's Discussion and Analysis
                         of Financial Condition and Results of
                         Operations                                         12


Part II.    OTHER INFORMATION

            Item 6.      Exhibits and Reports on Form 8-K                   17

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                             SCHEDULE OF INVESTMENTS

                               SEPTEMBER 30, 2001
                                   (unaudited)

Principal
Amount/                                              Investment          Amortized                 % of Total
Shares              Investment                          Date               Cost            Value   Investments
---------           ----------                       ----------          ---------         -----   -----------
MANAGED COMPANIES:

$1,632,960          LMC Corporation, 12.00%
                    Senior Subordinated              11/01/96
                    Revolving Notes                   through
                    due 10/31/00(1)                  01/13/99           $1,632,960        $     1
$14,096             LMC Corporation, 12.00%          02/07/00
                    Promissory Notes due              through
                    8/7/00(2)                        04/11/00               14,096              1
                                                                        ----------        -------     ------
                                                                         1,647,056              2        0.0%
                                                                        ----------        -------     ------
     Total Investments in Managed Companies (0.0% of net assets)         1,647,056              2        0.0
                                                                        ----------        -------     ------

NON-MANAGED COMPANIES:

$53,540             Niigata Engineering              12/01/99
                    Co., Ltd.,                        through
                    Receivables(3)                   12/10/99               51,320         51,320
                                                                        ----------        -------     ------
                                                                            51,320         51,320      100.0
                                                                        ----------        -------     ------
821,376 sh.         Environmental Energy
                    Services, Inc.,
                    Common Stock(4)*                 06/03/98            1,097,307              1
                                                                        ----------        -------     ------
                                                                         1,097,307              1        0.0
                                                                        ----------        -------     ------
     Total Investment in Non-Managed Companies
       (13.4% of net assets)                                             1,148,627         51,321      100.0
                                                                        ----------        -------     ------
     Total Investments (13.4% of net assets)                            $2,795,683        $51,323      100.0%
                                                                        ==========        =======     ======

(1) The accrual of interest on the notes was discontinued by the Fund effective July 1, 1999.

(2)   The Fund has not accrued any interest on these notes.

(3) These are non-interest bearing receivables, which were purchased from LMC Corporation ("LMC") at a discount. Payments are due on November 21, 2001 in the amount of $25,361 and on May 21, 2002 in the amount of $28,179.

(4) See Note 5 regarding significant issues concerning the ownership and transferability of this stock. (Environmental Energy Services, Inc ("EESV") is a successor to WasteMasters, Inc.)

 * Non-income producing security.

              The accompanying notes to financial statements are an
                         integral part of this schedule.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                                 BALANCE SHEETS

                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                   (unaudited)

                                                        2001            2000
                                                        ----            ----
ASSETS
  Investments:
     Portfolio investments, at value:
        Managed companies (amortized cost -
          $1,647,056 and $2,986,240, respectively)   $         2    $ 1,336,911
        Non-managed companies (amortized cost -
          $1,148,627 and $1,168,992, respectively)        51,321         71,686
                                                     -----------    -----------
             Total investments                            51,323      1,408,597
  Cash and cash equivalents                              459,131            100
  Accrued interest receivable                              1,178         17,772
  Other assets                                            24,227         20,514
                                                     -----------    -----------

     Total assets                                    $   535,859    $ 1,446,983
                                                     ===========    ===========

LIABILITIES
  Payable to affiliates                              $    25,970    $     4,950
  Accounts payable and accrued liabilities               127,641        111,089
                                                     -----------    -----------

     Total liabilities                                   153,611        116,039
                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES

NET ASSETS
  Managing General Partner                               (52,718)      (124,842)
  Limited Partners (equivalent to $0.54
     and $1.81 respectively, per limited
     partnership unit based on 805,741
     units outstanding)                                  434,966      1,455,786
                                                     -----------    -----------

        Net assets                                       382,248      1,330,944
                                                     -----------    -----------

          Total liabilities and net assets           $   535,859    $ 1,446,983
                                                     ===========    ===========


              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (unaudited)

                                                      2001         2000
                                                      ----         ----
INVESTMENT INCOME
   Income:
     Interest                                       $   5,531    $  48,706
                                                    ---------    ---------

       Total investment income                          5,531       48,706
                                                    ---------    ---------

   Expenses:
     Fund administration fees                          31,132       29,581
     Administrative expenses                           17,576       17,223
     Independent General Partner fees
       and expenses                                    10,440       10,839
     Liquidation expenses                              22,912           --
     Professional fees                                  8,162       17,871
     Other expenses                                    11,429       19,318
     Investment advisory fees                              --       19,185
                                                    ---------    ---------

       Total expenses                                 101,651      114,017
                                                    ---------    ---------

NET INVESTMENT LOSS                                   (96,120)     (65,311)
                                                    ---------    ---------

REALIZED AND UNREALIZED
   GAIN (LOSS) ON INVESTMENTS
     Net realized loss on investments                  (2,275)          --
     Net change in unrealized loss on investments       2,275     (240,894)
                                                    ---------    ---------

       Net loss on investments                             --     (240,894)
                                                    ---------    ---------

NET DECREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                        $ (96,120)   $(306,205)
                                                    =========    =========


              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (unaudited)

                                                       2001         2000
                                                       ----         ----
INVESTMENT INCOME
   Income:
     Interest                                       $  60,802    $ 153,572
                                                    ---------    ---------

       Total investment income                         60,802      153,572
                                                    ---------    ---------

   Expenses:
     Fund administration fees                          92,879       88,745
     Administrative expenses                           52,611       51,671
     Independent General Partner fees
       and expenses                                    31,344       32,540
     Liquidation expenses                              22,912           --
     Professional fees                                 22,759       40,117
     Other expenses                                    45,237       73,650
     Investment advisory fees                              --       57,555
                                                    ---------    ---------

       Total expenses                                 267,742      344,278
                                                    ---------    ---------

NET INVESTMENT LOSS                                  (206,940)    (190,706)
                                                    ---------    ---------

REALIZED AND UNREALIZED
   GAIN (LOSS) ON INVESTMENTS
     Net realized loss on investments                  (2,275)          --
     Net change in unrealized loss on investments       2,275     (240,894)
                                                    ---------    ---------

       Net loss on investments                             --     (240,894)
                                                    ---------    ---------

NET DECREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                        $(206,940)   $(431,600)
                                                    =========    =========


              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (unaudited)

                                                             2001            2000
                                                             ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net decrease in net assets resulting from operations   $  (206,940)   $  (431,600)
   Adjustments to reconcile net decrease in net assets
     resulting from operations to net cash used in
     operating activities:
       Accreted discount on portfolio investments              (4,996)       (21,437)
       Change in assets and liabilities:
         Accrued interest receivable                           16,594          1,319
         Other assets                                          (3,713)        (6,599)
         Payable to affiliates                                 21,020         54,761
         Accounts payable and accrued liabilities              16,552           (358)
       Net realized loss on investments                         2,275             --
       Net change in unrealized gain on investments            (2,275)       240,894
                                                          -----------    -----------
         Net cash used in operating activities               (161,483)      (163,020)
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of portfolio investments                               --        (94,602)
   Proceeds from dispositions of portfolio investments      1,362,270         36,931
   Sale of temporary investments, net                              --        374,820
                                                          -----------    -----------
     Net cash provided by investing activities              1,362,270        317,149
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   General partner capital contributions                       72,124             --
   Cash distributions paid to partners                       (813,880)      (263,575)
                                                          -----------    -----------
     Net cash used in financing activities                   (741,756)      (263,575)
                                                          -----------    -----------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                       459,031       (109,446)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                            100        130,566
                                                          -----------    -----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                          $   459,131    $    21,120
                                                          ===========    ===========


              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                       STATEMENTS OF CHANGES IN NET ASSETS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                    AND FOR THE YEAR ENDED DECEMBER 31, 2000
                                   (unaudited)

                                                        2001           2000
                                                        ----           ----
(Decrease) increase in net assets from operations:
   Net investment loss                               $  (206,940)   $  (222,801)
   Net realized loss on investments                       (2,275)    (5,131,299)
   Net change in unrealized loss on
     investments                                           2,275      5,996,978
                                                     -----------    -----------
       Net (decrease) increase in net
         assets resulting from operations               (206,940)       642,878

General Partner capital contributions                     72,124         28,831

Distributions                                           (813,880)            --

Repurchase of limited partnership units                       --        (28,184)
                                                     -----------    -----------

     Total (decrease) increase in net assets            (948,696)       643,525

Net assets:

   Beginning of period                                 1,330,944        687,419
                                                     -----------    -----------

   End of period (including no undistributed
     net investment income )                         $   382,248    $ 1,330,944
                                                     ===========    ===========


              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                        SELECTED PER UNIT DATA AND RATIOS
                                   (unaudited)

                                                For the Three Months             For the Nine Months
                                                 Ended September 30,             Ended September 30,
                                             ---------------------------     ---------------------------
                                                 2001            2000           2001            2000
                                                 ----            ----           ----            ----
Per Unit Data:
   Investment income                         $      0.01     $      0.05     $      0.06     $      0.18
   Expenses                                        (0.13)          (0.13)          (0.33)          (0.40)
                                             -----------     -----------     -----------     -----------
     Net investment loss                           (0.12)          (0.08)          (0.27)          (0.22)

Net change in unrealized loss
     on investments                                   --           (0.27)             --           (0.27)

   Distributions declared to partners                 --              --           (1.00)             --
                                             -----------     -----------     -----------     -----------

     Net decrease in net asset value               (0.12)          (0.35)          (1.27)          (0.49)

       Net asset value:
         Beginning of period                        0.66            0.84            1.81            0.98
                                             -----------     -----------     -----------     -----------
         End of period                       $      0.54     $      0.49     $      0.54     $      0.49
                                             ===========     ===========     ===========     ===========

Ratios (annualized):
   Ratio of expenses to average net assets         92.18%         111.53%          40.53%          86.20%
   Ratio of net investment loss to average
     net assets                                   (87.16)%        (63.89)%        (31.33)%        (47.75)%

Number of limited partnership units at
   end of period                                 805,741         869,796         805,741         869,796


              The accompanying notes to financial statements are an integral part of these selected per unit data and ratios.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (unaudited)


1.       GENERAL

The accompanying unaudited interim condensed financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of FCM Fiduciary Capital Management Company ("FCM"), the Managing General Partner of Fiduciary Capital Pension Partners, L.P. (the "Fund"), necessary to fairly present the financial position of the Fund as of September 30, 2001 and the results of its operations, changes in net assets and its cash flows for the period then ended.

These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Fund's annual audited financial statements for the year ended December 31, 2000.

2.       INVESTMENT ADVISORY FEES

As compensation for its services as investment adviser, FCM was entitled to receive, subject to certain limitations, a subordinated monthly fee at the annual rate of 1% of the Fund's available capital, as defined in the Partnership Agreement. The investment advisory fees for 2000 were not paid during 2000 due to the failure of the Fund to satisfy the applicable subordination provisions. During March 2001, in connection with the adoption of the plan of liquidation for the Fund, FCM permanently waived its rights to receive any future investment advisory fees from the Fund, retroactive to January 1, 2000. As a result, the quarterly accruals for investment advisory fees that were made during 2000 were reversed as of December 31, 2000 and the Fund did not record any investment advisory fees during the nine months ended September 30, 2001.

3.       FUND ADMINISTRATION FEES

As compensation for its services as fund administrator, FCM receives a monthly fee at the annual rate of 0.45% of net proceeds available for investment, as defined in the Partnership Agreement. Fund administration fees of $92,879 were paid by the Fund for the nine months ended September 30, 2001. FCM is also reimbursed, subject to various limitations, for administrative expenses incurred in providing accounting and investor services to the Fund. The Fund reimbursed FCM for administrative expenses of $52,611 for the nine months ended September 30, 2001.

                    FIDUCIARY CAPITAL PENSION PARTNERS, L.P.

                               SEPTEMBER 30, 2001
                                   (unaudited)


4.       INDEPENDENT GENERAL PARTNER FEES AND EXPENSES

As compensation for services rendered to the Fund, each of the Independent General Partners receives from the Fund and Fiduciary Capital Partners, L.P., an affiliated fund, (collectively, the "Funds") an annual fee of $30,000, payable monthly in arrears, together with all out-of-pocket expenses. Each Fund's allocation of these fees and expenses is based on the relative number of outstanding Units. Fees and expenses paid by the Fund for the nine months ended September 30, 2001 totaled $31,344.

5.       COMMITMENTS AND CONTINGENCIES

Environmental Energy Services, Inc. ("EESV") (as a successor to WasteMasters, Inc.) The Fund acquired its EESV stock, which trades on the OTC Bulletin Board System, from Nikko Trading of America Corporation ("Nikko") on June 3, 1998. The stock was subject to a 24-month lock-up period through May 2000. Upon expiration of the lock-up period, the Fund requested that EESV issue the Fund a new stock certificate without the restrictive legend that existed on the Fund's original certificate, so that the stock could be sold. EESV refused to comply with this request because of a court order during March 2000 that authorized the cancellation of all EESV stock that had been issued to Nikko, including the shares that Nikko had previously transferred to the Fund. The Fund retained counsel and EESV's attorneys agreed to consider the Fund's request to be treated as a bona fide purchaser of the shares from Nikko. Others are in the same position as the Fund and have requested similar treatment. On October 12, 2001, EESV agreed to treat the Fund as a bona fide purchaser of the shares and to issue new restricted shares to the Fund, subject to execution of a definitive settlement agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Fund held portfolio investments in one Managed Company and two Non-Managed Companies, with an aggregate original cost of approximately $2.8 million. The value of these portfolio investments, which were made through the reinvestment of proceeds from the sale of other portfolio investments, represents approximately 13.4% of the Fund's net assets as of September 30, 2001.

The Fund's investment period ended on December 31, 1995. Although the Fund has been permitted to make additional investments in existing portfolio companies since 1995, the Fund has not been permitted to acquire investments in new portfolio companies. Consequently, the Fund has been in a liquidation mode since 1995.

As provided for in the Partnership Agreement, the Fund's term expired, and the dissolution of the Fund was effective, as of December 31, 2000. The General Partners are proceeding with the final liquidation and distribution of the Fund's assets in accordance with a plan of liquidation that was adopted by the General Partners on March 2, 2001. It is currently anticipated that the liquidation of the Fund will be completed prior to December 31, 2001. A cash distribution of $1.00 per Unit was paid to Limited Partners on May 10, 2001 and it is anticipated that the Fund will make one additional cash distribution during 2001. It is currently anticipated that this additional distribution will be less than $0.50 per Unit. In addition, it appears likely that a liquidating trust will be created to hold assets of the Fund that are not liquidated prior to December 31, 2001. It is currently anticipated that the assets to be transferred to the trust will consist primarily of the Fund's claim in the LMC bankruptcy proceedings and its EESV stock.

On April 5, 2001, R.B.M. Precision Metal Products, Inc. ("RBM") (i) prepaid the $1,290,000 of RBM notes held by the Fund at par, plus accrued interest, and (ii) repurchased its common stock and warrants held by the Fund for $46,909.

As of September 30, 2001, the Fund's remaining liquid assets were invested in money market funds. These funds are available to fund the 2001 repurchase offer, to pay Fund expenses and for distribution to the partners. The Fund does not anticipate making any additional follow-on investments in existing portfolio companies.

Pursuant to the terms of the Fund's periodic unit repurchase policy, the Fund has annually offered to purchase from its Limited Partners, up to 7.5% of its outstanding Units for an amount equal to the current net asset value per Unit, net of a fee (not to exceed 2%) to be retained by the Fund to offset expenses incurred in connection with the repurchase offer. If the number of tendered Units in any year exceeds 7.5% of the outstanding Units, the Fund's General Partners may vote to repurchase up to an additional 2% of the outstanding Units. If Units in excess of this amount are tendered, Units are purchased on a pro rata basis after giving priority to Limited Partners owning less than 100 Units. The 2001 repurchase offer was mailed to the Limited Partners on October 9, 2001. The actual redemption of Units will occur on November 21, 2001.

Accrued interest receivable decreased $16,594 from $17,772 at December 31, 2000 to $1,178 at September 30, 2001. This decrease resulted primarily from the prepayment of the RBM notes as of April 5, 2001.

Payables to affiliates increased $21,020 from $4,950 at December 31, 2000 to $25,970 at September 30, 2001. This increase resulted primarily from an increase in the amount of reimbursements due FCM for expenses incurred on behalf of the Fund.

Accounts payable and accrued expenses increased $16,552 from $111,089 at December 31, 2000 to $127,641 at September 30, 2001. This increase is primarily from the accrual of an additional $22,912 of liquidation expenses during the nine months ended September 30, 2001.

RESULTS OF OPERATIONS

Investment Income and Expenses

The Fund's net investment loss was $96,120 for the three months ended September 30, 2001 as compared to a net investment loss of $65,311 for the corresponding period of the prior year. Net investment loss per limited partnership unit increased from $0.08 to $0.12 and the ratio of net investment loss to average net assets increased from 63.89% to 87.16% for the three months ended September 30, 2001 as compared to the corresponding period of the prior year.

The Fund's net investment loss was $206,940 for the nine months ended September 30, 2001 as compared to a net investment loss of $190,706 for the corresponding period of the prior year. Net investment loss per limited partnership unit increased from $0.22 to $0.27 and the ratio of net investment loss to average net assets decreased from 47.75% to 31.33% for the nine months ended September 30, 2001 as compared to the corresponding period of the prior year.

The net investment loss for the three months ended September 30, 2001 increased primarily as a result of a decrease in investment income as compared to the corresponding period of the prior year. The impact of the decrease in investment income was partially offset by a decrease in total expenses.

The net investment loss for the nine months ended September 30, 2001 increased primarily as a result of a decrease in investment income as compared to the corresponding period of the prior year. The impact of the decrease in investment income was substantially offset by a decrease in total expenses.

Investment income decreased $43,175 and $92,770, or 88.6% and 60.4%, for the three and nine month periods ended September 30, 2001, as compared to the corresponding periods of the prior year. These decreases resulted primarily from the sale of the Fund's RBM notes during April 2001, a decrease in the amount of the Fund's temporary and money market investments, and a decrease in the balance of the Niigata Engineering Co., Ltd. ("Niigata") receivables. The amount of the Fund's temporary and money market investments decreased because of cash distributions made by the Fund during February 2000 and May 2001 that constituted a return of capital, the Fund's repurchase of 7.36% of its Units during the fourth quarter of 2000, and operating losses incurred by the Fund. These decreases were partially offset by the proceeds received from the sale of the Fund's RBM investments during April 2001. The balance of the Niigata receivables decreased because of payments received from Niigata during May and November of 2000 and May 2001.

Total expenses decreased $12,366 and $76,536, or 10.8% or 22.2%, for the three and nine month periods ended September 30, 2001, as compared to the corresponding periods of the prior year. These decreases resulted primarily from decreases in investment advisory fees, professional fees and other expenses. These decreases were partially offset by an accrual of liquidation expenses during the three months ended September 30, 2001.

The Fund's obligation to pay the monthly investment advisory fees to FCM was subject to the Fund satisfying applicable subordination provisions as set forth in the Partnership Agreement. The investment advisory fees were not paid during 2000 due to the failure of the Fund to satisfy these subordination provisions. During March 2001, in connection with the adoption of the plan of liquidation for the Fund, FCM permanently waived its rights to receive any future investment advisory fees from the Fund, retroactive to January 1, 2000. As a result, the quarterly accruals for investment advisory fees that were made during 2000 were reversed as of December 31, 2000 and the Fund did not record any investment advisory fees during the nine months ended September 30, 2001.

The decreases in professional fees and other expenses for the three and nine month periods ended September 30, 2001 resulted primarily from decreases in legal fees and other expenses incurred in connection with the Fund's investments in LMC.

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

As of December 31, 2000, the Fund had recorded $2,746,635 of unrealized loss on investments. The net decrease in unrealized loss on investments during the nine months ended September 30, 2001 and cumulative net unrealized loss on investments as of September 30, 2001 consisted of the following components:

                                                               Net Changes in
                                                           Unrealized Gain (Loss)          Net Unrealized
                                                               During the Nine               Gain (Loss)
                                                                Months Ended               Recorded As of
               Portfolio Company                             September 30, 2001          September 30, 2001
-----------------------------------------------            ----------------------        ------------------
Unrealized losses recorded during prior
   periods with respect to investments
   disposed of during the nine months
   ended September 30, 2001                                         $2,275                   $        --
LMC                                                                     --                    (1,647,054)
EESV                                                                    --                    (1,097,306)
                                                                    ------                   -----------
                                                                    $2,275                   $(2,744,360)
                                                                    ======                   ===========

On April 28, 2000, LMC filed for Chapter 11 bankruptcy protection. On November 9, 2000, LMC's secured lender, CIT, repossessed LMC's assets that had been pledged as collateral on a line of credit (all of LMC's assets except for its real property). On January 17, 2001, CIT conducted a foreclosure sale of the repossessed assets. The proceeds of the foreclosure sale totaled less than the amount of LMC's indebtedness to CIT. On October 26, 2001, the Bankruptcy Court converted LMC's bankruptcy proceedings to a case under Chapter 7 of the United States Bankruptcy Code. LMC is currently attempting to sell its real property. All proceeds realized from the sale will be payable to LMC's creditors, including the Fund.

The Fund wrote its LMC investment down to a negligible amount between 1995 and 2000. As of December 31, 2000, the Fund wrote the cost of all its LMC equity investments off as realized losses. There is a possibility that the Fund could recover a small portion of its investment in LMC debt out of the proceeds derived from the sale of LMC's real property.

During June 1998, the Fund exchanged its Atlas Environmental, Inc. ("Atlas") subordinated notes and warrants for 821,376 shares of common stock in EESV (as a successor to WasteMasters, Inc.), a waste management company headquartered in El Reno, Oklahoma. The Fund's EESV stock, which was acquired from Nikko Trading of America Corporation ("Nikko"), was subject to a 24-month lock-up period through May 2000. Upon expiration of the lock-up period, the Fund requested that EESV issue the Fund a new stock certificate without the restrictive legend that existed on the Fund's original certificate, so the stock could be sold. EESV refused to comply with this request because of a court order during March 2000 that authorized the cancellation of all EESV stock that had been issued to Nikko, including the shares that Nikko had previously transferred to the Fund. The Fund retained counsel and EESV's attorneys agreed to consider the Fund's request to be treated as a bona fide purchaser of the shares from Nikko. Others are in the same position as the Fund and have requested similar treatment. On October 12, 2001, EESV agreed to treat the Fund as a bona fide purchaser of the shares and to issue new restricted shares to the Fund, subject to execution of a definitive settlement agreement.

The EESV common stock, which trades on the OTC Bulletin Board System ("EESV"), closed at $1.78 (an average of the closing bid and ask prices) on June 3, 1998 (the date of the exchange). However, due to a number of factors, including the speculative nature of the EESV stock, the two-year lock-up period and the relative size of the Fund's stock position, the Fund recorded the EESV stock at the same nominal value that the Atlas securities had previously been carried by the Fund.

The Fund recorded a realized loss of $2,125,574 on the exchange, which is equal to the amount of the loss that the Fund claimed for income tax purposes from the disposition of the Atlas securities. The balance of the unrealized loss previously recorded by the Fund with respect to the Atlas securities continues to be carried by the Fund as an unrealized loss.

The 52-week low and the current bid price (October 31, 2001) for the EESV common stock are $0.0125 and $0.014 per share, respectively.

                           Part II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits and Reports to be filed:

Exhibit No.   Description

   11.1 Statement of Computation of Net Investment Income Per Limited Partnership Unit.

   19.1       Reports Furnished to Securities Holders.

   (b) The Registrant did not file any reports on Form 8-K during the third quarter of the fiscal year ending December 31, 2001.

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

                                      Fiduciary Capital Pension Partners, L.P.
                                      (Registrant)


                                      By: FCM Fiduciary Capital Management
                                          Company Managing General Partner



Date:  October 31, 2001                   By:        /s/ Donald R. Jackson
                                                     ---------------------
                                                     Donald R. Jackson
                                                     Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                Description
-----------                -----------
   11.1       Statement of Computation of Net Investment Income Per Limited
              Partnership Unit.

   19.1       Reports Furnished to Securities Holders.