Form 10-K
period 2002-12-31
FIDUCIARY CAPITAL PENSION PARTNERS LIQUIDATING TRUST
filed 2003-02-07
CIK 841688

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 2002
                         -------------------------------------------------------

Commission file number         0-17738
                      ----------------------------------------------------------

              Fiduciary Capital Pension Partners Liquidating Trust
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                                86-0653603
---------------------------                                  -------------------
  (State of organization)                                     (I.R.S. Employer
                                                             Identification No.)

1530 16th Street, Suite 200
    Denver, Colorado                                                 80202
---------------------------                                  -------------------
   (Address of principal                                          (Zip Code)
    executive offices)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Registrant's telephone number, including area code: (303) 446-5937

Fiduciary Capital Pension Partners Liquidating Trust is the transferee of the remaining assets and liabilities of Fiduciary Capital Pension Partners, L.P. and files certain reports under Fiduciary Capital Pension Partners, L.P.'s Commission file number as provided in its Liquidating Trust Agreement, dated December 31, 2001.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Act). Not applicable.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

              FIDUCIARY CAPITAL PENSION PARTNERS LIQUIDATING TRUST

                                      Index

                                                                          Page
                                                                          ----
Schedule of Investments - December 31, 2002                                  1

Balance Sheets - December 31, 2002 and 2001                                  2

Statements of Operations for the Year Ended December 31,
   2002 and the One Day Period Ended December 31, 2001
   (Date of Formation)                                                       3

Statements of Beneficiaries' Accounts for the One Day
   Period Ended December 31, 2001 (Date of Formation)
   and the Year Ended December 31, 2002                                      4

Statements of Cash Flows for the Year Ended December 31,
   2002 and the One Day Period Ended December 31, 2001
   (Date of Formation)                                                       5

Notes to Financial Statements                                                6

Signature                                                                    9


ITEMS NOT INCLUDED:

All other items pursuant to Form 10-K have been omitted as provided in Section 9 of the Liquidating Trust Agreement and as the required information is inapplicable to the Liquidating Trust or the information is presented in the financial statements or related notes.

              FIDUCIARY CAPITAL PENSION PARTNERS LIQUIDATING TRUST

                             Schedule of Investments

                                December 31, 2002
                                   (unaudited)

Principal
Amount/Shares          Investment                                   Cost
-------------          ----------                                  ------
$28,179                Niigata Engineering Co., Ltd.,
                       Receivable                                  $    1

821,376 sh.            Environmental Energy Services, Inc.,
                       Common Stock                                     1
                                                                   ------
     Total Investments                                             $    2
                                                                   ======




                             See accompanying notes.

              FIDUCIARY CAPITAL PENSION PARTNERS LIQUIDATING TRUST

                                 Balance Sheets

                           December 31, 2002 and 2001
                                   (unaudited)

                                                             2002         2001
                                                           --------     --------
ASSETS
   Investments, at cost                                    $      2     $      4
   Cash and cash equivalents                                139,196      187,811
   Other receivables                                         25,842       32,048
   Other assets                                                  --       17,596
                                                           --------     --------

     Total assets                                          $165,040     $237,459
                                                           ========     ========


LIABILITIES AND BENEFICIARIES' ACCOUNTS
   Liabilities:
     Accounts payable and accrued liabilities              $ 66,567     $141,076

   Beneficiaries' accounts (774,458 units)                   98,473       96,383
                                                           --------     --------

     Total liabilities and beneficiaries' accounts         $165,040     $237,459
                                                           ========     ========



                             See accompanying notes.

              FIDUCIARY CAPITAL PENSION PARTNERS LIQUIDATING TRUST

                            Statements of Operations
                                   (unaudited)

                                                                     For the One
                                                                      Day Period
                                                                        Ended
                                                    For the Year     December 31,
                                                       Ended             2001
                                                    December 31,       (Date of
                                                        2002          Formation)
                                                    ------------     ------------
INVESTMENT INCOME
   Income:
     Interest                                         $ 2,092         $       --

   Expenses                                                --                 --
                                                      -------         ----------

     Net investment income                              2,092                 --

REALIZED LOSS ON INVESTMENTS                               (2)                --
                                                      -------         ----------

NET INCREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                          $ 2,090         $       --
                                                      =======         ==========

NET INCOME PER SHARE OF
   BENEFICIAL INTEREST                                $ 0.003         $       --
                                                      =======         ==========



                             See accompanying notes.

              FIDUCIARY CAPITAL PENSION PARTNERS LIQUIDATING TRUST

                      Statements of Beneficiaries' Accounts

   For the One Day Period Ended December 31, 2001 (Date of Formation) and the
                          Year Ended December 31, 2002
                                   (unaudited)

                                                                 Units of
                                                            Beneficial Interest
                                                           ---------------------
                                                            Units         Amount
                                                           -------       -------
Balance at December 31, 2001 (represented
   by the December 31, 2001 transfer of net assets
   from Fiduciary Capital Pension Partners, L.P.)          774,458       $96,383

Net increase in net assets resulting from operations            --         2,090
                                                           -------       -------

Balance at December 31, 2002                               774,458       $98,473
                                                           =======       =======



                             See accompanying notes.

              FIDUCIARY CAPITAL PENSION PARTNERS LIQUIDATING TRUST

                            Statements of Cash Flows
                                   (unaudited)

                                                                                                 For the One
                                                                                                 Day Period
                                                                                                    Ended
                                                                                For the Year     December 31,
                                                                                   Ended             2001
                                                                                December 31,       (Date of
                                                                                    2002          Formation)
                                                                                ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net increase in net assets resulting from operations                          $   2,090        $      --
   Adjustments to reconcile net increase in net assets
     from operations to net cash used in operating
     activities:
       Change in assets and liabilities:
         Other receivables                                                           6,206               --
         Other assets                                                               17,596               --
         Accounts payable and accrued expenses                                     (74,509)              --
       Realized loss on investments                                                      2               --
                                                                                 ---------        ---------
         Net cash used in operating activities                                     (48,615)              --
                                                                                 ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Cash received upon formation of the Trust                                            --          187,811
                                                                                 ---------        ---------
     Net cash provided by financing activities                                          --          187,811
                                                                                 ---------        ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (48,615)         187,811
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                    187,811               --
                                                                                 ---------        ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                        $ 139,196        $ 187,811
                                                                                 ---------        ---------
NONCASH INVESTING AND FINANCING ACTIVITIES
   Transfer of the following assets and liabilities to the
     Trust in connection with the dissolution of Fiduciary
     Capital Pension Partners, L.P.:
       Investments                                                               $      --        $       4
       Other receivables                                                                --           32,048
       Other assets                                                                     --           17,596
       Accounts payable and accrued liabilities                                         --         (141,076)
                                                                                 ---------        ---------
                                                                                 $      --        $ (91,428)
                                                                                 =========        =========


                             See accompanying notes.

              FIDUCIARY CAPITAL PENSION PARTNERS LIQUIDATING TRUST

                          Notes to Financial Statements

                           December 31, 2002 and 2001
                                   (unaudited)


1.   GENERAL

Fiduciary Capital Pension Partners Liquidating Trust, (the "Trust") was formed in connection with the liquidation and termination of Fiduciary Capital Pension Partners, L.P. (the "Partnership") on December 31, 2001. The following net assets of the Partnership, which had not previously been liquidated by the Partnership, were transferred to the Trust, which had been established for the purpose of holding these assets.

Investments:
  Environmental Energy Services, Inc.              $       1
  LMC Corporation                                          2
  Niigata Engineering Co., Ltd.                            1
                                                   ---------
     Total investments                                     4
Cash and cash equivalents                            187,811
Other receivables                                     32,048
Other assets                                          17,596
Accounts payable and accrued liabilities            (141,076)
                                                   ---------
                                                   $  96,383
                                                   =========

The trustee of the Trust is Stone Pine Accounting Services, LLC. Each holder of Units in the Partnership is deemed to be the beneficial owner of a pro rata share of the aggregate beneficial interests in the Trust. It was anticipated that the Trust would permit the realization of substantial cost savings in administrative and other expenses until the funds remaining after payment of all liabilities and expenses (if any) are distributed to the beneficiaries of the Trust.

The purpose of the Trust is to pay all remaining expenses and liabilities of the Partnership, including those (if any) relating to the sale, collection or dissolution of the remaining investments, administrative expenses, and to distribute the remaining funds (if any) to the beneficiaries of the Trust.

The transferred assets were recorded by the Trust at a cost equal to their value on December 31, 2001 (date of transfer), as determined by the Partnership. The investments consisted of receivables from LMC Corporation ("LMC") and Niigata Engineering Co., Ltd. ("Niigata"), both of which were in bankruptcy proceedings as of December 31, 2001, and rights to receive restricted shares of Environmental Energy Services, Inc. ("EESV") common stock.

              FIDUCIARY CAPITAL PENSION PARTNERS LIQUIDATING TRUST

                           December 31, 2002 and 2001
                                   (unaudited)


2.   INVESTMENTS

LMC Corporation   Among the assets that were transferred to the Trust on
December 31, 2001 were $1,647,056 of receivables from LMC, which was in bankruptcy proceedings. As of December 31, 2001, LMC's only significant asset was real property, which was subject to a first mortgage. During August 2002, the holder of the first mortgage repossessed the real property. This repossession of the real property eliminated any possibility that the Trust would receive any distributions from LMC's bankruptcy proceedings. As a result, the Trust's LMC investment was written off as a realized loss during 2002.

Niigata Engineering Co., Ltd.   The Trust holds a $28,179 receivable from
Niigata, a Japanese company. Niigata is attempting to consummate a financial restructuring and emerge from its Japanese-based bankruptcy proceedings as an operating company.

Environmental Energy Services, Inc.   The Partnership acquired 821,376 shares of
EESV (as a successor to WasteMasters, Inc. ("WasteMasters")) stock, which trades on the OTC Bulletin Board System, from Nikko Trading of America Corporation ("Nikko") on June 3, 1998. The stock was subject to a 24-month lock-up period through May 2000. Upon expiration of the lock-up period, the Partnership requested that EESV issue the Partnership a new stock certificate without the restrictive legend that existed on the Partnership's original certificate, so that the stock could be sold. EESV refused to comply with this request because of a court order during March 2000 that authorized the cancellation of all EESV stock that had been issued to Nikko, including the shares that Nikko had previously transferred to the Partnership. The Partnership retained counsel and EESV's attorneys agreed to consider the Partnership's request to be treated as a bona fide purchaser of the shares from Nikko. Others were in the same position as the Partnership and requested similar treatment. During October 2001, the Partnership reached an agreement with EESV, pursuant to which EESV agreed to treat the Partnership as a bona fide purchaser of the original WasteMasters shares and to issue new restricted shares of EESV common stock to the Partnership. The Partnership executed the agreement, but never received the new restricted shares of EESV common stock or a copy of the agreement executed by EESV. The Partnership's right to receive these shares was transferred to the Trust. If and when salable shares of EESV are received, they will be liquidated by the Trust.

As of December 31, 2002, the Trust has been unsuccessful in obtaining salable shares of EESV common stock. The EESV common stock, which trades on the OTC Bulletin Board System ("EESV"), had a market price of approximately $0.01 per share on January 24, 2003.

              FIDUCIARY CAPITAL PENSION PARTNERS LIQUIDATING TRUST

                           December 31, 2002 and 2001
                                   (unaudited)


3.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Included among the net assets that were transferred to the Trust by the Partnership on December 31, 2001, was an accrued liability for $141,076 of accounts payable and accrued liabilities. These accounts payable and accrued liabilities consisted of two components: (i) expenses that had been incurred by the Partnership during 2001 but that were not paid prior to the dissolution of the Partnership on December 31, 2001, and (ii) an accrual for estimated expenses that were expected to be incurred by the Trust in liquidating the Partnership's assets that were transferred to the Trust.

During 2002, the Trust paid all of the remaining Partnership expenses and the expenses incurred by the Trust during 2002, totaling $74,509. All of these payments were accounted for as a reduction of the $141,076 accrual that was recorded by the Partnership prior to its dissolution. Therefore, as of December 31, 2002, the Trust has a remaining accrual for future Trust expenses in the amount of $66,567.


4.   TRANSACTIONS WITH AFFILIATES

Pursuant to the terms of the Partnership's Partnership Agreement, FCM Fiduciary Capital Management Company ("FCM"), the general partner of the Partnership, was required to make additional capital contributions upon the final liquidation of the Partnership. Included in the assets transferred from the Partnership to the Trust was a $25,842 receivable due from FCM.

Stone Pine Accounting Services, LLC ("SP Accounting Services") serves as the trustee of the Trust. SP Accounting Services, which is owned by an officer of FCM, receives a monthly fee of $1,000 as compensation for its services as trustee and is also reimbursed for all reasonable costs and expenses incurred on behalf of the Trust. During 2002, the Trust paid SP Accounting Services $12,000 of trustee fees and $4,567 of expense reimbursements.

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


                            Fiduciary Capital Pension Partners Liquidating Trust (Registrant)


                            By: Stone Pine Accounting Services, LLC
                                Trustee


Date: February 4, 2003          By:   /s/ Donald R. Jackson
                                      ------------------------------------------
                                      Donald R. Jackson
                                      Managing Member