Form 10-K
FIDUCIARY CAPITAL PENSION PARTNERS LIQUIDATING TRUST
filed 2004-01-14
CIK 841688

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 2003
                         -------------------------------------------------------

Commission file number       0-17738
                      ----------------------------------------------------------

              Fiduciary Capital Pension Partners Liquidating Trust
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                            86-0653603
          -----------------------                 -------------------
          (State of organization)                  (I.R.S. Employer
                                                  Identification No.)

        1530 16th Street, Suite 200
            Denver, Colorado                            80202
        ---------------------------                   ----------
           (Address of principal                      (Zip Code)
            executive offices)

Registrant's telephone number, including area code: (303) 446-5937

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Not applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

              FIDUCIARY CAPITAL PENSION PARTNERS LIQUIDATING TRUST

                                      Index

                                                              Page
                                                              ----
Balance Sheets - December 31, 2003 (Date of Termination)
   and 2002                                                     1

Statements of Operations for the Years Ended December 31,
   2003 (Date of Termination) and 2002                          2

Statements of Beneficiaries' Accounts for the Years Ended
   December 31, 2002 and 2003 (Date of Termination)             3

Statements of Cash Flows for the Years Ended December 31,
   2003 (Date of Termination) and 2002                          4

Notes to Financial Statements                                   5

Signature                                                       9




ITEMS NOT INCLUDED:

All other items pursuant to Form 10-K have been omitted as provided in Section 9 of the Liquidating Trust Agreement and as the required information is inapplicable to the Liquidating Trust or the information is presented in the financial statements or related notes.

              FIDUCIARY CAPITAL PENSION PARTNERS LIQUIDATING TRUST

                                 Balance Sheets

                December 31, 2003 (Date of Termination) and 2002
                                  (unaudited)

                                                            2003                   2002
                                                          --------               --------
ASSETS
   Investments, at cost                                   $     --               $      2
   Cash and cash equivalents                                    --                139,196
   Other receivables                                            --                 25,842
                                                          --------               --------

     Total assets                                         $     --               $165,040
                                                          ========               ========


LIABILITIES AND BENEFICIARIES' ACCOUNTS
   Liabilities:
     Accounts payable and accrued liabilities             $     --               $ 66,567
                                                          --------               --------
       Total liabilities                                        --                 66,567

   Beneficiaries' accounts (774,458 units)                      --                 98,473
                                                          --------               --------

     Total liabilities and beneficiaries' accounts        $     --               $165,040
                                                          ========               ========





                             See accompanying notes.

              FIDUCIARY CAPITAL PENSION PARTNERS LIQUIDATING TRUST

                            Statements of Operations

      For the Years Ended December 31, 2003 (Date of Termination) and 2002
                                   (unaudited)

                                                                   2003           2002
                                                                  -------        -------
INVESTMENT INCOME
   Income:
     Interest                                                     $   973        $ 2,092
     Reversal of prior year accrual for estimated expenses         33,348             --
                                                                  -------        -------

     Net investment income                                         34,321          2,092

REALIZED GAIN (LOSS) ON INVESTMENTS                                 5,834             (2)
                                                                  -------        -------

NET INCREASE IN NET ASSETS RESULTING
   FROM OPERATIONS                                                $40,155        $ 2,090
                                                                  =======        =======

NET INCOME PER SHARE OF BENEFICIAL
   INTEREST$                                                         0.05        $ 0.003
                                                                  =======        =======






                             See accompanying notes.

              FIDUCIARY CAPITAL PENSION PARTNERS LIQUIDATING TRUST

                     Statements of Beneficiaries' Accounts

      For the Years Ended December 31, 2002 and 2003 (Date of Termination)
                                   (unaudited)

                                                                    Units of
                                                               Beneficial Interest
                                                            --------------------------
                                                              Units           Amount
                                                            ---------        ---------
Balance at December 31, 2001 (represented
   by the December 31, 2001 transfer of net assets
   from Fiduciary Capital Pension Partners, L.P.)             774,458        $  96,383

Net increase in net assets resulting from operations               --            2,090
                                                            ---------        ---------

Balance at December 31, 2002                                  774,458           98,473

Net increase in net assets resulting from operations               --           40,155

Liquidating distribution paid to beneficiaries                     --         (138,628)
                                                            ---------        ---------

Balance at December 31, 2003 (date of termination)            774,458        $      --
                                                            =========        =========









                             See accompanying notes.

              FIDUCIARY CAPITAL PENSION PARTNERS LIQUIDATING TRUST

                            Statements of Cash Flows

      For the Years Ended December 31, 2003 (Date of Termination) and 2002
                                   (unaudited)

                                                                 2003              2002
                                                               ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net increase in net assets resulting from operations        $  40,155         $   2,090
   Adjustments to reconcile net increase in net assets
     from operations to net cash used in operating
     activities:
       Income from reversal of prior year accrual for
         estimated expenses                                      (33,348)               --
       Realized (gain) loss on investments                        (5,834)                2
       Change in assets and liabilities:
         Other receivables                                        25,842             6,206
         Other assets                                                 --            17,596
         Accounts payable and accrued expenses                   (33,219)          (74,509)
                                                               ---------         ---------
         Net cash used in operating activities                    (6,404)          (48,615)
                                                               ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds received from realization of receivables               5,836                --
                                                               ---------         ---------
     Net cash provided by investing activities                     5,836                --
                                                               ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Distributions paid to beneficiaries                          (138,628)               --
                                                               ---------         ---------
     Net cash used in financing activities                      (138,628)               --
                                                               ---------         ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                       (139,196)          (48,615)
CASH AND CASH EQUIVALENTS - BEGINNING
   OF YEAR                                                       139,196           187,811
                                                               ---------         ---------
CASH AND CASH EQUIVALENTS - END OF YEAR                        $      --         $ 139,196
                                                               =========         =========




                             See accompanying notes.

              FIDUCIARY CAPITAL PENSION PARTNERS LIQUIDATING TRUST

                          Notes to Financial Statements

                December 31, 2003 (Date of Termination) and 2002
                                   (unaudited)


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


The trustee of the Trust is Stone Pine Accounting Services, LLC ("SP Accounting"). Each holder of Units in the Partnership was deemed to be the beneficial owner of a pro rata share of the aggregate beneficial interests in the Trust. It was anticipated that the Trust would permit the realization of substantial cost savings in administrative and other expenses until the funds remaining after payment of all liabilities and expenses (if any) were distributed to the beneficiaries of the Trust.

The purpose of the Trust was to pay all remaining expenses and liabilities of the Partnership, including those relating to the sale, collection or dissolution of the remaining investments, administrative expenses, and to distribute the remaining funds (if any) to the beneficiaries of the Trust.

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

              FIDUCIARY CAPITAL PENSION PARTNERS LIQUIDATING TRUST

                December 31, 2003 (Date of Termination) and 2002
                                   (unaudited)


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

Niigata Engineering Co., Ltd. A $28,179 receivable from Niigata, a Japanese company, was also transferred to the Trust. At the time of liquidation of the Partnership and the formation of the Trust, Niigata was attempting to consummate a financial restructuring and emerge from its Japanese-based bankruptcy proceedings as an operating company.

Niigata successfully consummated its restructuring and exited from bankruptcy proceedings during June 2003. In accordance with the terms of Niigata's approved restructuring plan, the Trust received a cash payment of $5,836 in satisfaction of its $28,179 receivable.

Environmental Energy Services, Inc. The Partnership acquired 821,376 shares of EESV (as a successor to WasteMasters, Inc. ("WasteMasters")) stock, which trades on the OTC Bulletin Board System, from Nikko Trading of America Corporation ("Nikko") on June 3, 1998. The stock was subject to a 24-month lock-up period through May 2000. Upon expiration of the lock-up period, the Partnership requested that EESV issue the Partnership a new stock certificate without the restrictive legend that existed on the Partnership's original certificate, so that the stock could be sold. EESV refused to comply with this request because of a court order during March 2000 that authorized the cancellation of all EESV stock that had been issued to Nikko, including the shares that Nikko had previously transferred to the Partnership. The Partnership retained counsel and EESV's attorneys agreed to consider the Partnership's request to be treated as a bona fide purchaser of the shares from Nikko. During October 2001, the Partnership reached an agreement with EESV, pursuant to which EESV agreed to treat the Partnership as a bona fide purchaser of the original WasteMasters shares and to issue new restricted shares of EESV common stock to the Partnership. The Partnership executed the agreement, but never received the new restricted shares of EESV common stock or a copy of the agreement executed by EESV. The Partnership's right to receive these shares was transferred to the Trust. The EESV common stock, which trades on the OTC Bulletin Board System ("EESV"), had a market price of approximately $0.003 per share on December 29, 2003.

As of December 31, 2003, the Trust had been unsuccessful in obtaining salable shares of EESV common stock. The Trust pursued all available means to obtain these salable shares, except for

              FIDUCIARY CAPITAL PENSION PARTNERS LIQUIDATING TRUST

                December 31, 2003 (Date of Termination) and 2002
                                   (unaudited)


the pursuit of litigation, without success. If the Trust had been successful in obtaining these salable shares, their fair market value would have only been approximately $2,464. Unfortunately, this relatively small potential value did not economically justify the Trust incurring the costs associated with litigation or the administrative costs associated with further delays in terminating the Trust. As a result, the Trustee decided to discontinue further efforts to obtain salable shares of EESV and to write the Trust's EESV investment off as a realized loss during 2003.


3.     OTHER RECEIVABLES AND ASSETS

Other receivables and other assets, valued at $49,644, were also transferred to the Trust by the Partnership. The Trust successfully realized an amount equal to this estimated fair value from the collection of the other receivables and conversion of the other assets into cash.


4.     ACCOUNTS PAYABLE AND ACCRUED EXPENSES

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

The Trust paid all of the remaining Partnership expenses and the expenses incurred by the Trust during 2002 and 2003, totaling $100,212. In addition, the Trustee has retained $7,516 to pay remaining expenses relating to the Trust's activities, including costs associated with (i) the payment of the final liquidating distribution to the beneficiaries of the Trust, (ii) the Trust's 2003 income tax and financial reporting obligations, and (iii) complying with various state escheatment laws.

The remaining $33,348 portion of the accrual, which was established by the Partnership on December 31, 2001, was reversed and recognized as income by the Trust on December 31, 2003.

              FIDUCIARY CAPITAL PENSION PARTNERS LIQUIDATING TRUST

                December 31, 2003 (Date of Termination) and 2002
                                   (unaudited)


5.       LIQUIDATING DISTRIBUTION

Following the receipt of cash from the asset realizations discussed above and the payment of the liabilities and expenses discussed above, the Trust had $138,628 of cash reserves that were available for distribution to the beneficiaries of the Trust. This amount, which was equal to $0.179 per unit of beneficial interest, was distributed to the beneficiaries of the Trust on December 31, 2003 in liquidation of the Trust.

This $138,628 liquidating value exceeded the $96,383 estimated value (as determined by the Partnership) of the net assets that were transferred from the Partnership to the Trust on December 31, 2001 primarily because actual expenses incurred by the Trust in liquidating the Partnership's assets that were transferred to the Trust were less than the amount estimated by the Partnership at the time of the transfer. In addition, (i) the proceeds received from the Niigata bankruptcy proceedings exceeded the aggregate carrying value (as determined by the Partnership) of the investments transferred to the Trust, and
(ii) the Trust earned interest income on its cash reserves during 2002 and 2003.


6.     TRANSACTIONS WITH AFFILIATES

Pursuant to the terms of the Partnership's Partnership Agreement, FCM Fiduciary Capital Management Company ("FCM"), the general partner of the Partnership, was required to make additional capital contributions upon the final liquidation of the Partnership. Included in the assets transferred from the Partnership to the Trust was a $25,842 receivable due from FCM, which the Trust collected from FCM, at its face amount, during 2003.

SP Accounting serves as the trustee of the Trust. SP Accounting, which is owned by an officer of FCM, received a monthly fee of $1,000 as compensation for its services as trustee and was also reimbursed for expenses incurred on behalf of the Trust. During 2003 and 2002, the Trust paid SP Accounting a total of $24,000, for trustee fees and $16,156 for expense reimbursements, including $7,516 for future estimated expenses as discussed in Note 4 above.

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


                            Fiduciary Capital Pension Partners Liquidating Trust (Registrant)


                            By:  Stone Pine Accounting Services, LLC
                                 Trustee


Date: January 14, 2004           By:  /s/ Donald R. Jackson
                                      ------------------------------------------
                                      Donald R. Jackson
                                      Managing Member